Form 10QSB
period 2002-12-31
LONE MOOSE ADVENTURES INC
filed 2003-02-12
CIK 1170848

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 333-88810


                        LONE MOOSE ADVENTURES, INC.
                        ---------------------------
      (Exact Name of Small Business Issuer as specified in its Charter)


           NEVADA                                       87-0686721
           ------                                       ----------
   (State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
    incorporation or organization)

                          1438 East 8850 South
                            Sandy, Utah 84093
                            -----------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 566-2658


             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            December 31, 2002

                                 500,000
                                 -------


Transitional Small Business Disclosure Format:  Yes    No

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       DECEMBER 31, 2002

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
          December 31, 2002 and March 31, 2002                  2

        Unaudited Condensed Statements of Operations,
          for the three and nine months ended December 31,
          2002 and for the period from inception on January 2,
          2002 through December 31, 2002                        3

        Unaudited Condensed Statements of Cash Flows,
          for the nine months ended December 31, 2002 and
          for the period from inception on January 2,
          2002 through December 31, 2002                        4

        Notes to Unaudited Condensed Financial Statements   5 - 8

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]
                  UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                            December 31,         March 31,
                                              2002                 2002
                                           -------------         __________
CURRENT ASSETS:
  Cash                                     $         736        $       321
                                           -------------        -----------
        Total Current Assets                         736                321
                                           -------------        -----------
PROPERTY AND EQUIPMENT, net                        2,002                604

OTHER ASSETS:
  Deferred stock offering costs                   11,161             10,000
                                           -------------        -----------
                                           $      13,899        $    10,925
                                           =============        ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                         $       2,047        $        36
  Accounts payable-related party                   9,723                  -
  Advance from a shareholder                       4,000                  -
                                           -------------        -----------
        Total Current Liabilities                 15,770                 36
                                           -------------        -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized, 500,000
   shares issued and outstanding                     500                500
  Capital in excess of par value                  15,500             15,500
  Deficit accumulated during the
   development stage                             (17,871)            (5,111)
                                           -------------        -----------
        Total Stockholders' Equity                (1,871)            10,889
                                           -------------        -----------
                                           $      13,899        $    10,925
                                           =============        ===========

Note: The balance sheet at March 31, 2002 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]
              UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               From Inception
                                   For the Three  For the Nine  on January 2,
                                   Months Ended   Months Ended  2002 Through
                                   December 31,   December 31,  December 31,
                                       2002          2002            2002
                                   -------------  ------------- -------------
REVENUE                            $           -  $         991 $         991

EXPENSES:
  General and Administrative               4,473         13,751        18,862
                                   -------------  -------------  ------------
LOSS BEFORE INCOME TAXES                  (4,473)       (12,760)      (17,871)

CURRENT TAX EXPENSE                            -              -             -

DEFERRED TAX EXPENSE                           -              -             -
                                   -------------  -------------  ------------
NET LOSS                           $      (4,473) $     (12,760) $    (17,871)
                                   -------------  -------------  ------------
LOSS PER COMMON SHARE              $        (.01) $        (.03) $       (.04)
                                   -------------  -------------  ------------

The accompanying notes are an integral part of these unaudited condensed financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               From Inception
                                                 For the Nine   on January 2,
                                                 Months Ended   2002 Through
                                                 December 31,   December 31,
                                                     2002           2002
                                                 ------------- --------------
Cash Flows From Operating Activities:
 Net loss                                        $     (12,760)$      (17,871)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation expense                                    211            236
   Non-cash service for stock                                -          4,000
  Changes is assets and liabilities:
    Increase in accounts payable                         2,011          2,047
    Increase in accounts payable-related party           9,723          9,723
                                                 -------------   ------------
     Net Cash (Used) by Operating Activities              (815)        (1,865)
                                                 -------------   ------------
Cash Flows From Investing Activities
  Payments for property and equipment                   (1,609)        (2,238)
                                                 -------------   ------------
     Net Cash (Used) by Investing Activities            (1,609)        (2,238)
                                                 -------------   ------------
Cash Flows From Financing Activities:
  Advance from a shareholder                             4,000          4,000
  Proceeds from issuance of common stock                     -         12,000
  Payments of stock offering costs                      (1,161)       (11,161)
                                                 -------------   ------------
     Net Cash (Used) by Financing Activities             2,836          4,839
                                                 -------------   ------------
Net Increase (Decrease) in Cash                            415            736

Cash at Beginning of Period                                321              -
                                                 -------------   ------------
Cash at End of Period                            $         736   $        736
                                                 -------------   ------------

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                      $           -   $          -
   Income taxes                                  $           -   $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period from inception on January 2, 2002 through December 31, 2002:
  On January 2, 2002, the Company issued 125,000 shares of common stock for services rendered valued at $4,000.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization - Lone Moose Adventures, Inc. ("the Company") was organized under the laws of the State of Nevada on January 2, 2002.
       The Company provides guided tours in Utah. The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

       Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for the periods then ended have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.

       It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 audited financial statements. The results of operations for the periods ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

       Fiscal Year - The Company's fiscal year-end is March 31st.

       Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

       Property and Equipment - Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of seven years.

       Stock Offering Costs - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering in capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering will be written-off directly to expense.

       Revenue Recognition - The Company recognizes revenue in the period when the services are performed.

       Organization Costs - Organization costs, which reflect amounts expended to organize the Company, were expensed as incurred.

       Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 7]

                     LONE MOOSE ADVENTURES, INC.
                    [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

       Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

       Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement
       No. 123", were recently issued.  SFAS No. 141, 142, 143, 144, 145, 146,
       147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                December 31,  March 31,
                                                  2002         2002
                                                ___________  ___________
          Equipment                             $     2,238  $       629

          Less accumulated depreciation                (236)         (25)
                                                ___________  ___________
                                                $     2,002  $       604
                                                ___________  ___________

  Depreciation expense for the nine months ended December 31, 2002 amounted to $211.

NOTE 3 - CAPITAL STOCK

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. During January 2002, in connection with its organization, the Company issued 500,000 shares of its previously authorized but unissued common stock for cash of $12,000 and services rendered valued at $4,000 (or $.032 per share).

                     LONE MOOSE ADVENTURES, INC.
                    [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

  The Company has available at December 31, 2002 unused operating loss carryforwards of approximately $8,900 which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,300 and $1,000 as of December 31, 2002 and March 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $300 during the nine months ended December 31, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Advance - On July 15, 2002, a shareholder of the Company advanced the Company $4,000. The advance bears no interest.

  Management Compensation - On April 1, 2002, the Company started to accrue salary for an officer/shareholder of the Company at $1,000 per month. Salary expense for the nine months ended December 31, 2002 amounted to $9,000.

  Office Space - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has incurred losses since its inception. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                     LONE MOOSE ADVENTURES, INC.
                    [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:


                                                               From Inception
                                   For the Three  For the Nine  on January 2,
                                   Months Ended   Months Ended  2002 Through
                                   December 31,   December 31,  December 31,
                                       2002           2002          2002
                                   _____________  __________     __________
 Loss from operations available to
   common shareholders (numerator) $      (4,473) $  (12,760)    $  (17,871)
                                   -------------  ----------     ----------
 Weighted average number of common
   shares outstanding used in loss
   per share for the period
   (denominator)                         500,000     500,000        500,000
                                   -------------  ----------     ----------

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 - CONCENTRATION

  The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.

NOTE 9 - SUBSEQUENT EVENTS

  Proposed Public Stock Offering - The Company is proposing to make a public stock offering of 200,000 shares of its previously authorized but unissued common stock. This offering is proposed to be registered with the Security and Exchange Commission on Form SB-2. An offering price of $.50 per share has been arbitrarily determined by the Company. The offering will be managed by the Company without an underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in
  connection with the offering.   Stock offering costs are estimated to total
  approximately $15,000 and will be offset against the proceeds of the offering in capital in excess of par value. At December 31, 2002, the Company had deferred stock offering costs of $11,161.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          Lone Moose Adventures began its operations in May, 2002. From its inception on January 2, 2002, through December 31, 2002, it has conducted 12 day hikes in the Wasatch mountains of northern Utah and has received revenues of approximately $991.

          During the quarterly period ended March 31, 2003, we plan to commence an offering of a minimum of 60,000 shares and a maximum of 200,000 shares of our common stock at a price of $0.50 per share. During the next 12 months, subject to the receipt of net proceeds of at least $15,000 under this offering, management intends to commence the business of conducting other types of adventure tours in Utah. These include mountain biking, rock climbing (subject to availability of liability insurance), snow shoeing and split boarding. There can be no assurance that the Company's operations or our offering will be successful.

          Management estimates that we will need minimum gross proceeds of about $30,000 to expand our material operations beyond day hikes. Day hikes do not generally require specialized equipment, so we have been able to begin those operations without waiting to raise money under our offering.

          If we receive at least $30,000 in funding from our offering, we will purchase office equipment, rock climbing equipment, snow shoeing equipment, avalanche beacons and mountain bikes. We should be able to make these purchases from local retailers within a few days of the close of the offering. We would be ready to begin season-appropriate tours shortly after that. In addition, if we are able to receive net proceeds of $85,000, we have allocated $4,000 to the development of a web site to advertise our services.

          If we do not receive gross proceeds of at least $30,000, we will have to refund the proceeds of our offering to our subscribers and find another source of funding before we can expand material operations beyond day hikes. We have not yet identified any other source of funding and we can not assure you that we will have any success in this regard.

          We may not be able to raise enough gross proceeds to cover our estimated offering costs of $15,000. In that case, we would have to pay the offering costs from the revenues that we receive from our day hikes. As of the date hereof, these revenues have been limited, but we believe that they are sufficient to make our day hike operations self-sustaining. However, the allocation of all of our proceeds to payment of offering expenses would mean that they would not be available to purchase equipment or pay operating expenses. This would further impair our ability to expand our business.

          Our President provides us with rent-free office space and our management has verbally agreed not to accept any compensation until we are operating profitably. Because of our low overhead, we believe that we can finance our initial needs for at least 12 months if we receive minimum gross proceeds of $30,000.

Item 3.   Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our company's disclosure controls and procedures as of February 7, 2003, and they have concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to February 7, 2003.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          On February 7, 2003, which is subsequent to the period covered by this Report, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2, by which we registered the 200,000 shares that we plan to offer to investors under our stock offering. We plan to offer and sell these securities through our Secretary/Treasurer, Michael C. Brown, who will not receive any commission for any sales under this offering. Mr. Brown is currently seeking qualification as an "issuer-agent" in the State of Utah and we expect to begin our offering as soon as this qualification process is completed.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LONE MOOSE ADVENTURES, INC.



Date: 2/12/03                         By /s/ Christopher B. Glover
     --------------                     -------------------------------------
                                        Christopher B. Glover
                                        President and Director


Date: 2/12/03                         By /s/ Michael C. Brown
     --------------                     -------------------------------------
                                        Michael C. Brown
                                        Secretary/Treasurer/Controller/CFO
                                        and director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Christopher B. Glover, President of Lone Moose Adventures, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  2/12/03                       Signature: /s/ Christopher B. Glover
       ---------                                --------------------------
                                                Christopher B. Glover
                                                President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael C. Brown, Secretary/Treasurer/Controller/CFO of Lone Moose Adventures, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  2/12/03                       Signature: /s/ Michael C. Brown
       ------------                             -----------------------
                                                Michael C. Brown
                                                Secretary/Treasurer/
                                                Controller/CFO

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Lone Moose Adventures, Inc. (the "Registrant") on Form 10-QSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, we, Christopher B. Glover, President and Chief Executive Officer, and Michael C. Brown, Secretary/Treasurer/Controller/CFO of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated:  2/12/03                       Signature: /s/ Christopher B. Glover
       --------                                 --------------------------

                                                Christopher B. Glover
                                                President

Dated:  2/12/03                       Signature: /s/ Michael C. Brown
       -----------                              ---------------------
                                                Michael C. Brown
                                                Secretary/Treasurer/
                                                Controller/CFO