Form 10KSB
period 2003-03-31
LONE MOOSE ADVENTURES INC
filed 2003-07-15
CIK 1170848

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2003
                               --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 333-88810
                                            ---------

                        LONE MOOSE ADVENTURES, INC.
                        ---------------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                         87-0686721
         ------                                         ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                           1438 East 8850 South
                             Sandy, Utah 84093
                           --------------------
                   (Address of Principal Executive Office)

      Issuer's Telephone Number, Including Area Code:  (801) 566-2658


                                  N/A
                                  ---
     (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None.
Name of Each Exchange on Which Registered:                       None.
Securities Registered under Section 12(g) of the Exchange Act:   None.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)  Yes  X    No
               ---      ---                  ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:   March 31,
2003 - $991.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 11, 2003: $144.40. There are approximately 144,400 shares of common voting stock of the Company held by non-affiliates. There is no "established" public market for the Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes     No
                                                      ---    ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              July 11, 2003

                                644,400

                     DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Report.

     Transitional Small Business Issuer Format   Yes  X   No
                                                     ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Unless the context requires otherwise, "we," "us," "our" and similar terms, as well as references to "Lone Moose Adventures," refer to Lone Moose Adventures, Inc., a Nevada corporation.

          Lone Moose Adventures was formed on January 2, 2002, and has only recently begun minimal operations. We have received only minimal revenues since our inception date.

          Lone Moose Adventures was organized for the purpose of taking clients on adventure tours, for example, snowshoeing, rock climbing, hiking and mountain biking in the State of Utah.

Business.
---------

          Lone Moose Adventures is a Nevada corporation that has recently commenced operations in the adventure tours industry in Utah. As of the date of this report, Lone Moose Adventures, which was formed in January, 2002, has conducted 12 hiking tours in the Wasatch mountains of northern Utah. Management believes that the demand for adventure tours is high in this area because it is a scenic mountain and desert environment that draws tourists from throughout the United States and the world and because many people choose to live in Utah because of its natural beauty.

         Since our inception, we have completed 12 day hikes ranging from "moderate" to "advanced" difficulty. Our President, Christopher B. Glover, conducts our hikes and determines each customer's level of ability based on Mr. Glover's personal knowledge and discussions with the customer.

         Our hikes are conducted in various locations in the Wasatch range, such as Bell Reservoir, Mineral Fork, Mt. Timpanogas and Lone Peak.

          We plan to expand our operations into other areas such as rock climbing, snow shoeing, mountain bike touring and split boarding. We believe that this will give us a more steady revenue stream and will allow us to conduct operations during times of year other than the summer hiking season.

          On May 22, 2002, we filed with the Securities and Exchange Commission a Registration Statement on Form SB-2. The Registration Statement, as amended, became effective on February 7, 2003. Pursuant to the Registration Statement, we offered for sale 200,000 shares of our common stock at a price of $0.50 per share. Subsequent to the period covered by this Report, we closed the offering after receiving $72,200 in cash from the offering. Management expects to purchase rock climbing equipment, snow shoes, mountain bikes and split boards to take groups on adventure tours in Utah.
For more information on our offering, see our Registration Statement on Form SB-2/A-5 which was filed with the Securities and Exchange Commission on January 17, 2003. See Part III, Item 13 of this Report.

          Because our tours involve physical activity in a wilderness environment, our participants will face the risk of accident or injury. In late October, 2002, we submitted an application for liability insurance on all of our outdoor activities. The policy that we have applied for offers general aggregate liability coverage up to $2,000,000, with protection up to $1,000,000 for personal injury and $1,000,000 per occurrence. We expect to know the results of this application by early August, 2003. Recent lawsuits against other adventure tour providers have indicated that insurance coverage for rock climbing may become unaffordably expensive in the future. We will continue to monitor this situation and will not begin offering rock climbing tours until we are able to obtain affordable insurance coverage for these activities.

          In order to further limit our potential liability for accidents that may occur on our tours, we have prepared a liability waiver form for our customers to sign before they join our tours. We also give each of our participants a copy of an equipment list so that he or she will have adequate clothing and be prepared on the day of the event. In addition, we will review the hazards of each activity before beginning and will ask questions of each participant to determine his or her level of health and whether there are any conditions, such as a history of heart problems, that may prohibit him or her from participating. We will only take people on tours who are physically able to engage in the planned activities.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

          As of the date hereof, Lone Moose Adventures has conducted 12 hikes in Utah's Wasatch mountains, with an average of two to four customers per hike. We generally will limit the number of customers to no more than five per trip. We currently offer hikes ranging from moderate to advanced difficulty.

          Our customers sign up for tours with our President, Christopher Glover. To date, most of our customers have been clients of Mr. Glover, who works as a personal trainer.

          Prior to the event, Mr. Glover provides liability waiver forms and personal equipment lists to all participants. On the day of the event, the parties meet at a predetermined location, either in Salt Lake City or on the trailhead. Mr. Glover drives groups of up to three people to the tour site, with additional customers transporting themselves to the site.

          Once at the site, Mr. Glover collects the liability forms and distributes the forms to any clients that may not have already received one. Mr. Glover allows these clients sufficient time to read and sign the forms. Once this is completed, Mr. Glover reviews the itinerary for the hike, including:

               the terrain features and any terrain hazards, including any techniques to be used on terrain hazards;

               the weather forecast and any weather related hazards that may be encountered;

               wild life, including any hazardous wildlife, that the group may encounter;

               any pertinent environmental issues; and

               directions to the trailhead, if necessary.

          At this point, Mr. Glover fields any questions that clients may have.

          During the hike, the guide makes sure that slower hikers remain at an acceptable distance from the rest of the group. In events with two guides, one guide will always remain at the back of the group. At technical sections, the guide is available for technical guidance. Breaks are also taken at appropriate intervals. At the end of the event, when everyone has finished, the guide congratulates the clients and organizes transportation back to Salt Lake City, if necessary.

          Our proposed primary service will be the offering of adventure tours to groups, including rock climbing, snow shoeing, mountain biking and split boards. A split board is similar to a snowboard that has been cut in half and is used similar to cross country skis. We will run our non-hiking events in a manner that is substantially similar to the way we run our hikes, as discussed above.

          Our tours will generally be limited to no more than five customers per guide. We will make all necessary equipment available to our customers, but if they have their own snowshoes or other equipment, they will be able to use it instead. We will provide basic instruction in the use of our equipment.

          Our customer base is located primarily in the Salt Lake City metropolitan area. With its close proximity to the Wasatch mountain range and many types of outdoor recreation, the Salt Lake City area has a large population of outdoor enthusiasts. These people tend to be youthful, physically active and healthy.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

          We offer adventure tours to groups in Utah. Our snow shoeing trips will be conducted in various canyons in the Wasatch mountain range, including Little Cottonwood, Big Cottonwood, Mill Creek and American Fork canyons. Hiking and mountain biking tours will take place in the Wasatch and Uinta mountains of northern Utah; mountain biking tours will also be conducted in southern Utah. Subject to our ability to obtain affordable insurance coverage, rock climbing will take place in American Fork, Little Cottonwood and Maple Canyons.

          Our price sheet for tours is as follows:

         Activity             Half-day           Full-day
         --------             --------           --------

         Snow Shoeing         $50.00             $ 80.00

         Hiking               $50.00             $ 80.00

         Rock Climbing        $75.00             $125.00

         Mountain Biking      $50.00             $ 80.00

         At least initially, our President, Christopher B. Glover, will conduct our tours. Mr. Glover has successfully completed a safety class for back country touring and has obtained his rock climbing instructor certification from the American Mountain Guides' Association. If demand for our services is sufficiently high, we will hire additional certified guides at a wage of approximately $10 per hour.

          We have not budgeted any funds for advertising, other than the printing of fliers and the printing of advertisements in local publications. We also plan to develop a web site if we receive net proceeds of $85,000 from this offering, which at the date of this Report we had not. Our President, Christopher B. Glover, has established contacts with a large number of people who have expressed an interest in using our services. We believe that this pool of potential customers is large enough to keep us busy through August, 2003. We expect that most of our tours through August, 2003, will be arranged through word-of-mouth.

COMPETITIVE BUSINESS CONDITIONS

           The Utah outdoor recreation industry is extremely competitive, with literally hundreds of recreation opportunities existing at any one time. In addition, the opportunities for outdoor recreation in Utah are highly fragmented, with hiking, boating, rock climbing, mountain biking, golf, fishing and numerous other types of activities available throughout the region. Many of these activities require little or no expense to the user. In addition, we expect that most of our business for the foreseeable future will come from personal contacts, word-of-mouth from customers and from fliers and print advertisements. We do not believe that we will be able to get as many customers using these methods as we would if we used larger scale advertising, including telephone book advertisements.

          We attempt to distinguish ourselves from our competitors by offering our services at a lower price than they do. We also offer a wider variety of locations and difficulty levels for our hikes. In addition, because we are a smaller operation than our competitors, we try to compete on the basis of personal, "one-on-one" service.

          Management expects that Lone Moose Adventures' market share in even the local outdoor recreation industry will be very small, even if its business operations are successful. In addition, the industry is extemely seasonal, with sports such as downhill and cross-country skiing and snowmobiling dominating during the winter months. We believe that our competitive position will be even less significant during this time of year due to the fact that we will be offering only snow shoeing and split boarding tours. We also expect that most of our current and potential competitors will have much more financial, technical and personnel resources than Lone Moose Adventures. In addition, it will be easy for new competitors to enter into our industry in the future, since the adventure tour industry does not require particularly large cash outlays for plant and equipment and does not necessarily require special education beyond certain safety courses. There can be no assurance that we will be able to compete successfully in our industry.

SOURCES AND AVAILABILITY OF RAW MATERIALS

          We expect, in the near future, to purchase rock climbing equipment, snow shoes, avalanche beacons, mountain bikes and split boards. These products are available from numerous sources in northern Utah and management does not expect scarcity of these items to be a concern.

          We will also purchase gasoline for transportation to and from tour sites. At current prices, we do not believe our gasoline expenses will exceed approximately $200 per month. Any increases in fuel prices will decrease our profit margin accordingly.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

          Because we plan to operate an adventure tour business that is open to the public at large, management does not believe that we will depend on a small number of customers. However, we may not be able to achieve a customer base that is large enough to ensure our profitability.

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

          For small group tours of the size that Lone Moose Adventures leads in the Wasatch mountains, permits and licenses are not required. If we expand our operations beyond the Wasatch mountains, we will have to determine what permits or licenses may be required in those areas. We are currently contacting the U.S. Forest Service to ascertain these requirements.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

          Other than potential U.S. Forest Service permit requirements as discussed above, the Company's business is not subject to any governmental regulation other than normal regulations pertaining to the operation of a business (e.g., business license and compliance with federal and state income and sales tax laws).

RESEARCH AND DEVELOPMENT

          The Company does not conduct any research and development in connection with its business operations.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

          Management does not believe that compliance with environmental laws will require any of its resources.

NUMBER OF EMPLOYEES

          Our members of management plan to work part time. If and when needed, we will hire one full-time employee. Mr. Glover spends about two to three days per week on our operations and Mr. Brown is available on an "as needed" basis.

REPORTS TO SECURITY HOLDERS

          Lone Moose Adventures is not a reporting issuer under the Securities Exchange Act of 1934. As a result of our offering, we have become subject to the informational requirements of the 1934 Act for a period of at least one fiscal year.

          The National Association of Securities Dealers, Inc. requires that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the 1934 Act. In order to maintain such a quotation, Lone Moose Adventures may have to register its securities under the 1934 Act on Form 8-A or Form 10-SB.

          We may cease filing periodic reports with the Securities and Exchange Commission if:

               we have less than 300 stockholders of record; or

               we have less than 500, but more than 300, stockholders of record, and our total assets did not exceed $10 million on the last day of each of our three most recent fiscal years.

          Because of the requirement that we file periodic reports in order to have our common stock quoted on the OTC Bulletin Board, we do not intend to suspend our reporting obligations in the foreseeable future.

          The public may read and copy any materials that we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

          Lone Moose Adventures intends to furnish to its stockholders annual reports containing financial statements audited and reported upon by its independent accounting firm, and such other periodic reports as it may determine to be appropriate or as may be required by law.

Item 2.  Description of Property.
         ------------------------

          Lone Moose Adventures does not currently own any property. Its executive office and telephone are the home and telephone of Christopher B. Glover, its President, and are provided rent free. We plan on storing all of our equipment at Mr. Glover's home until we have identified a suitable office.

Item 3.  Legal Proceedings.
         ------------------

          Lone Moose Adventures is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of Lone Moose Adventures or owner of record or beneficially of more than five percent of our common stock is a party adverse to Lone Moose Adventures or has a material interest adverse to us in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

          There has never been any "public market" for shares of common stock of Lone Moose Adventures. We intend to submit for quotations of our common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., once we register our securities to become subject to the reporting requirements of the 1934 Act. However, we can provide no assurance that we will meet the reporting requirements or that any market for our common stock will develop or be maintained.

          If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by our current stockholders may have a substantial negative impact on any such public market. Both Christopher B. Glover and Michael C. Brown are able to sell up to one percent of our total outstanding shares in any three month period, as of January, 2003.

          There is currently no public market for our common stock. Even if we succeed in establishing such a market, we expect that our shares will be deemed to be "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. This designation may have an adverse effect on the development of any public market for our shares of common stock or, if such a market develops, its continuation, as broker-dealers are required to personally determine whether an investment in the securities is suitable for customers.

          Penny stocks are securities

               with a price of less than five dollars per share;

               that are not traded on a "recognized" national exchange;

               whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet the first requirement above); or

               of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

          Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

          Further, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

               obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

               reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

               provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and

               receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

          Compliance with these requirements may make it more difficult for purchasers of our common stock to resell their shares to third parties or to otherwise dispose of them.

          Lone Moose Adventures will have to file quarterly and annual reports with the Commission in order to have its securities quoted on the OTC Bulletin Board. These reports must contain financial statements, with year-end financial statements being audited. Management expects that the legal and accounting fees required to prepare and file its periodic reports will total approximately $10,000 per year.

          There are no outstanding or reserved options, warrants or calls to purchase any of our authorized shares.

          As of March 31, 2003, the 500,000 "unregistered" and "restricted" shares of common stock owned by Messrs. Glover and Brown were the only securities that Lone Moose Adventures had issued since its inception. Subsequent to the period covered by this Report, we issued an additional 144,400 shares of common stock to the subscribers under our stock offering. Future sales of any of these shares may decrease the value of our common stock in any public market that may develop for the common stock.

Holders
-------

          The number of record holders of the Company's common stock as of the date of this Report is approximately 97. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends
---------

          Lone Moose Adventures has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities. Future dividends, if any, will depend upon our earnings, if any, and subscribers who will need cash dividends from their investment should not purchase our shares.

Recent Sales of Unregistered Securities.
----------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that Lone Moose Adventures has sold since inception, and which were not registered under the 1933 Act:

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares     Consideration
-------------            --------       ------     -------------

Christopher B. Glover    1/2/02         250,000     $8,000 (1)
                                        Common

Michael C. Brown         1/2/02         250,000     $8,000 (2)
                                        Common

          (1) These shares were issued in exchange for $4,000 cash and services valued at $4,000, which were rendered in connection with Lone Moose Adventures' organization.

          (2)  These shares were issued in exchange for $8,000 cash.

          Management believes that Messrs. Glover and Brown are "accredited investors" as that term is defined under applicable federal and state securities laws, rules and regulations, because they are directors and executive officers of Lone Moose Adventures. Management also believes that the offer and sale of these shares of common stock were exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations covering the offer and sale of securities by available state exemptions from such registration.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

          The following disclosure should be read in connection with the accompanying financial statements and related notes thereto included elsewhere in this Report.

          Lone Moose Adventures began its operations in May, 2002. To date, it has conducted 12 day hikes in the Wasatch mountains of northern Utah and has received revenues of $991. During the next 12 months, management intends to commence the business of conducting other types of adventure tours in Utah. These include mountain biking, rock climbing (subject to availability of liability insurance), snow shoeing and split boarding. There can be absolutely no assurance that the Company's operations will be successful.

          Our President provides us with rent-free office space and our management has verbally agreed not to accept any compensation until we are operating profitably.

                        Recent Accounting Pronouncements
                        --------------------------------

          In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's financial position or results of operations.

          In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, would not have a material effect on the Company's financial position or results of operations.

     Safe Harbor Statement.
     ----------------------

          Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the adventure tour industry, our ability to continue to develop products acceptable to the adventure tour industry, and our ability to raise capital and the growth of the adventure tour industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the adventure tour industry, the development of services that may be superior to the services offered by the Company, demand for financial services, competition, changes in the quality or composition of the Company's services, our ability to develop new services, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Financial Statements.
         ---------------------

              Independent Auditor's Report

              Balance Sheet, March 31, 2003

              Statement of Operations for the year ended March 31, 2003 and for the periods from inception on January 2, 2002, through March 31, 2002 and 2003

              Statement of Stockholders' Equity from inception on January 2, 2002, through March 31, 2003

              Statement of Cash Flows, for the year ended March 31, 2003 and for the periods from inception on January 2, 2002 through March 31, 2002 and 2003

              Notes to Financial Statements

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                       FINANCIAL STATEMENTS

                          MARCH 31, 2003

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Independent Auditors' Report                                  1

        Balance Sheet, March 31, 2003                                 2

        Statements of Operations, for the year ended
        March 31, 2003 and for the periods from
        inception on January 2, 2002 through
        March 31, 2002 and 2003                                       3

        Statement of Stockholders' Equity (Deficit), from
        inception on January 2, 2002 through March 31, 2003           4

        Statements of Cash Flows, for the year ended March 31,
        2003 and for the periods from inception on January 2,
        2002 through March 31, 2002 and 2003                          5

        Notes to Financial Statements                             6 - 9

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
LONE MOOSE ADVENTURES, INC.
Sandy, Utah

We have audited the accompanying balance sheet of Lone Moose Adventures, Inc. [a development stage company] at March 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2003 and for the periods from inception on January 2, 2002 through March 31, 2002 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Lone Moose Adventures, Inc. [a development stage company] as of March 31, 2003 and the results of its operations and its cash flows for the year ended March 31, 2003 and for the periods from inception on January 2, 2002 through March 31, 2002 and 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company was only recently formed and has incurred losses since its inception. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

June 5, 2003
Salt Lake City, Utah

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]
                          BALANCE SHEET

                              ASSETS

                                                    March 31,
                                                       2003
                                                    __________
CURRENT ASSETS:
  Cash                                             $       285
                                                   -----------
        Total Current Assets                               285
                                                   -----------
PROPERTY AND EQUIPMENT, net                              2,308

OTHER ASSETS:
  Deferred stock offering costs                         26,619
                                                   -----------
                                                   $    29,212
                                                   ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                 $    19,917
  Accounts payable - related party                      12,723
  Advance from a shareholder                             4,000
  Sales taxes payable                                       65
                                                   -----------
        Total Current Liabilities                       36,705
                                                   -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 500,000 shares issued and outstanding       500
  Capital in excess of par value                        15,500
  Deficit accumulated during the development stage     (23,493)
                                                   -----------
        Total Stockholders' Equity (Deficit)            (7,493)
                                                   -----------
                                                  $     29,212
                                                   ===========

The accompanying notes are an integral part of these financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]
                     STATEMENTS OF OPERATIONS


                                                    From Inception on
                                     For the         January 2, 2002
                                   Year Ended       Through March 31,
                                    March 31,     --------------------
                                      2003        2002            2003
                                  ------------    ---------- ---------
REVENUE                           $        991    $        - $     991

EXPENSES:
  General and Administrative            19,373         5,111    24,484
                                  ------------    ---------- ---------
LOSS BEFORE INCOME TAXES               (18,382)       (5,111)  (23,493)

CURRENT TAX EXPENSE                          -             -         -

DEFERRED TAX EXPENSE                         -             -         -
                                  ------------    ---------- ---------
NET LOSS                          $    (18,382)   $   (5,111)$ (23,493)
                                  ------------    ---------- ---------
LOSS PER COMMON SHARE             $       (.04)   $     (.01)$    (.05)
                                  ------------    ---------- ---------

The accompanying notes are an integral part of these financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                 STATEMENT OF STOCKHOLDERS' EQUITY

          FROM THE DATE OF INCEPTION ON JANUARY 2, 2002

                      THROUGH MARCH 31, 2003

                                                      Deficit
                                                    Accumulated
                          Common Stock  Capital in   During the
                        ______________   Excess of  Development
                        Shares  Amount   Par Value     Stage
                        ______________  __________  ___________
BALANCE, January 2,
2002                          - $    -  $        -  $         -

Issuance of 500,000
shares of common stock
for cash of $12,000 and
services rendered valued
at $4,000, or $.032 per
share, January 2002     500,000    500      15,500            -

Net loss for the year
ended March 31, 2002          -      -           -       (5,111)
                        _______ ______  __________  ___________
BALANCE, March 31, 2002 500,000    500      15,500       (5,111)

Net loss for the year
ended March 31, 2003          -      -           -      (18,382)
                        ------- ------  ----------  -----------
BALANCE, March 31, 2003 500,000 $  500  $   15,500  $   (23,493)
                        ------- ------  ----------  -----------

The accompanying notes are an integral part of these financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                     STATEMENTS OF CASH FLOWS


                                                         From Inception on
                                          For the         January 2, 2002
                                        Year Ended       Through March 31,
                                         March 31,     --------------------
                                           2003        2002            2003
                                       ------------    ---------- ---------
Cash Flows From Operating Activities:
 Net loss                              $    (18,382)   $   (5,111)$ (23,493)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                  329            25       354
  Non-cash services for stock                     -         4,000     4,000
  Changes in assets and liabilities:
    Increase in accounts payable              3,816            36     3,852
    Increase in accounts payable-related
    party                                    12,723             -    12,723
    Increase in sales taxes payable              65             -        65
                                       ------------    ---------- ---------
     Net Cash (Used) by Operating
     Activities                              (1,449)       (1,050)   (2,499)
                                       ------------    ---------- ---------
Cash Flows From Investing Activities:
  Payments for property and equipment        (2,033)         (629)   (2,662)
                                       ------------    ---------- ---------
     Net Cash (Used) by Investing
     Activities                              (2,033)         (629)   (2,662)
                                       ------------    ---------- ---------
Cash Flows From Financing Activities:
 Advance from a shareholder                   4,000             -     4,000
 Proceeds from issuance of common stock           -        12,000    12,000
 Payments of stock offering costs              (554)      (10,000)  (10,554)
                                       ------------    ---------- ---------
     Net Cash Provided by Financing
     Activities                               3,446         2,000     5,446
                                       ------------    ---------- ---------
Net Increase (Decrease) in Cash                 (36)          321       285

Cash at Beginning of Period                     321             -         -
                                       ------------    ---------- ---------
Cash at End of Period                  $        285    $      321 $     285
                                       ------------    ---------- ---------

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                            $          -    $        - $       -
   Income taxes                        $          -    $        - $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period from inception on January 2, 2002 through March 31, 2003:
  At March 31, 2003, the Company had accrued $16,065 in deferred stock offering costs which was owed to an attorney.

  In January 2, 2002, the Company issued 125,000 shares of common stock for services rendered valued at $4,000.

The accompanying notes are an integral part of these financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Lone Moose Adventures, Inc. ("the Company") was organized under the laws of the State of Nevada on January 2, 2002. The Company provides guided tours, hikes and recreational activities in the areas surrounding Salt Lake City, Utah. The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Fiscal Year - The Company's fiscal year-end is March 31st.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of seven years.

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

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

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

                     LONE MOOSE ADVENTURES, INC.
                    [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                                            March 31,
                                                               2003
                                                          ___________
          Recreation equipment                            $     2,662

          Less accumulated depreciation                          (354)
                                                          ___________
                                                          $     2,308
                                                          ___________

Depreciation expense for the year ended March 31, 2003 and for the period from inception on January 2, 2002 through March 31, 2002 amounted to $329 and $25, respectively.

NOTE 3 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. In January 2002, in connection with its organization, the Company issued 500,000 shares of its previously authorized but unissued common stock for cash of $12,000 and services rendered valued at $4,000 (or $.032 per share).

The Company is offering 200,000 shares of its previously authorized but unissued common stock as part of a public stock offering which has been registered with the Securities and Exchange Commission on Form SB-2. An offering price of $.50 per share has been arbitrarily determined by the Company. The offering will be managed by the Company without an underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually
incurred on behalf of the Company in connection with the offering.   Stock
offering costs were estimated to total approximately $15,000 and will be offset against the proceeds of the offering in capital in excess of par value. At March 31, 2003, the Company had not sold any shares but had deferred stock offering costs of $26,619 [See Note 9].
                               7

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

The Company has available at March 31, 2003 unused operating loss carryforwards of approximately $12,300 which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of accrued compensation and net operating loss carryforwards, are approximately $4,500 and $1,000 as of March 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,500 during the year ended March 31, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

Advance - In July 2002, a shareholder of the Company advanced $4,000 to the Company. The advance bears no interest and is due on demand.

Management Compensation - On April 1, 2002, the Company started to accrue salary for an officer/shareholder of the Company at $1,000 per month. Salary expense for the year ended March 31, 2003 amounted to $12,000.

Office Space - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has incurred losses since its inception. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                     From Inception on
                                          For the     January 2, 2002
                                        Year Ended    Through March 31,
                                         March 31,   __________________
                                           2003      2002          2003
                                        _______________________________
     Loss from operations available to
     common shareholders (numerator)    $ (18,382)   $ (5,111) $(23,493)
                                        _______________________________
     Weighted average number of common
     shares outstanding used in loss per
     share for the period (denominator)   500,000     500,000   500,000
                                        _______________________________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 - CONCENTRATIONS

Customers - The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.

Geographic Region - During the year ended March 31, 2003, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

NOTE 9 - SUBSEQUENT EVENTS

Public Stock Sales - From April and May 2003, the Company issued 144,400 shares of its previously authorized but unissued common stock for cash of $72,200.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          We have not dismissed any principal independent accountant, and no such accountant has resigned or declined to stand for re-election, since our inception in January, 2002.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of Lone Moose Adventures. These persons will serve until the next annual meeting of the stockholders (held in May of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                            Date of       Date of
                       Positions          Election or   Termination
Name                     Held             Designation   or Resignation
----                     ----             -----------   --------------

Christopher B. Glover     President          1/02          *
                          Director           1/02          *

Michael C. Brown          Secretary/         1/02          *
                          Treasurer          1/02          *
                          Director           1/02          *
                          Vice President    12/02          *


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          Christopher B. Glover, Director and President. Mr. Glover is 36 years of age. He has worked as a personal physical fitness trainer in Salt Lake City, Utah, since 1997.

          Michael C. Brown, Director, Vice President and Secretary/Treasurer. Mr. Brown is 43 years old. Since 1993, he has been a manager of an Albertson's food store in Salt Lake City.

Significant Employees.
----------------------

          Lone Moose Adventures does not employ any non-officers who are expected to make a significant contribution to its business.

Family Relationships.
---------------------

          There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of Lone Moose Adventures:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     No reports are required to be filed by members of management or other shareholders because we file our reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 10. Executive Compensation.
         -----------------------

          The following table shows the aggregate compensation that we have paid to or awarded our directors and executive officers, or that they have earned from our inception on January 2, 2002, through March 31, 2003:

                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                                      Secur-
                                     Other            ities          All
Name and   Year or                   Annual   Rest-   Under-  LTIP   Other
Principal  Period   Salary     Bonus Compen-  ricted  lying   Pay-   Comp-
Position   Ended      ($)       ($)  sation   Stock   Options outs   ensation
-----------------------------------------------------------------------------
Christopher 3/31/02  $ 0        0     0       125,000 0       0      0
B. Glover,  3/31/03  $ 0        0     0       0       0       0      0
President
and Director

Michael C.  3/31/02  $ 0        0     0       0       0       0      0
Brown, VP,  3/31/03  $ 0        0     0       0       0       0      0
Sec./Treas.
and Director

          Lone Moose Adventures has paid Christopher B. Glover, 125,000 shares of restricted stock for services valued at $4,000 at our inception. We have not paid our other officer and director any compensation since its inception. We do not have any employment agreements with our officers. If we are able to establish profitable operations, we expect to pay each of them $1,000 per month in compensation. The compensation may be deferred and convertible to stock at the officers' option. We have not created any arrangement in this regard; however, we will disclose the terms of any such arrangement in future periodic report filings with the Securities and Exchange Commission.

          Tables relating to options and incentive plans have been omitted because our Company does not have any options or incentive plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the shareholdings of those persons who own five percent or more of our issued and outstanding common stock as of the date of this Report. Messrs. Glover and Brown have sole investment and sole voting power over their shares.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Christopher B. Glover           250,000                  38.8%
1438 East 8850 South
Sandy, Utah 84093

Michael C. Brown                250,000                  38.8%
569 Fox Point Lane #34-F
Salt Lake City, Utah 84107
                               --------                -----
          TOTALS                500,000                  77.6%


Security Ownership of Management.
---------------------------------

          The following table sets forth the shareholdings of Lone Moose Adventures' directors and executive officers as of June 25, 2003. Each of these persons has sole investment and sole voting power over his shares.


                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

Christopher B. Glover           250,000                  38.8%
1438 East 8850 South
Sandy, Utah 84093

Michael C. Brown                250,000                  38.8%
569 Fox Point Lane #34-F
Salt Lake City, Utah 84107
                               --------                  -----
All directors and executive
officers as a group
(2 persons)                     500,000                  77.6%


Lock-In of Insiders' Shares.
----------------------------

          As a condition to the registration of our shares in the State of Utah, Messrs. Glover and Brown have entered into Promotional Shares Lock-In Agreements with us. Under these agreements, each officer has agreed not to sell, pledge or otherwise transfer their shares for a period of two years from the date of the closing of our offering. During the third and fourth years from the closing date, they may each sell 2-1/2% of their shares pro rata each quarter. All restrictions under these agreements will expire on the fourth anniversary of the closing date.

Changes in Control.
-------------------

          There are no present arrangements or pledges of our securities which may result in a change in control of Lone Moose Adventures.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which we were or are to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

          Other than the issuance of a total of 500,000 "unregistered" and "restricted" shares to Messrs. Glover and Brown, we have not entered into any transactions with any promoter.

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

Reports on Form 8-K
-------------------

        None.

Exhibit
Number               Description
------               -----------

 99.1                906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

     SB-2 Registration Statement, as amended.

Item 14.  Controls and Procedures

     Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LONE MOOSE ADVENTURES, INC.


Date:7/14/03                       By /s/ Christopher B. Glover
     -------                       ---------------------------------
                                     Christopher B. Glover, President and
                                     Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                   LONE MOOSE ADVENTURES, INC.


Date:7/14/03                       /s/ Christopher B. Glover
     -------                       ---------------------------------
                                   Christopher B. Glover, President and
                                   Director


Date:7/14/03                       /s/ Michael C. Brown
     -------                       ----------------------------------
                                   Michael C. Brown, Vice President,
                                   Secretary/Treasurer/Controller/CFO and
                                   Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Christopher B. Glover, President of Lone Moose Adventures, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  7/14/03                      Signature: /s/ Christopher B. Glover
        -----------------                       -------------------------
                                                Christopher B. Glover
                                                President and director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael Brown, Secretary/Treasurer of Lone Moose Adventures, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  7/14/03                      Signature: /s/ Michael Brown
        -----------------                       -----------------------
                                                Michael Brown
                                                Secretary/Treasurer