Form 10KSB/A
period 2003-03-31
LONE MOOSE ADVENTURES INC
filed 2003-07-22
CIK 1170848

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-KSB/A-1

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

          On May 22, 2002, we filed with the Securities and Exchange Commission a Registration Statement on Form SB-2. The Registration Statement, as amended, became effective on February 7, 2003. Pursuant to the Registration Statement, we offered for sale 200,000 shares of our common stock at a price of $0.50 per share. Subsequent to the period covered by this Report, we closed the offering after receiving $72,200 in cash from the offering. The equipment that we have purchased so far consists of office equipment, mountain biking equipment, rock climbing equipment and spin bikes, which we lease to Body Masters. For more information on this agreement see "Certain Relationships and Related Transactions," Part III, Item 12 of this Report. Management expects to purchase, snow shoes and split boards to take groups on adventure tours in Utah. For more information on our offering, see our Registration Statement on Form SB-2/A-5 which was filed with the Securities and Exchange Commission on January 17, 2003. See Part III, Item 13 of this
Report.

          The following table indicates the use of the proceeds that we received under our offering:

                         Use of Proceeds
                         ---------------

                  Spin bikes              $16,150
                  Office equipment          4,665
                  Rock climbing eqt.        2,927
                  Mountain biking eqt.      2,153
                  Liability insurance       8,800
                  Legal fees               16,970
                  Accountant fees           2,305
                  Transfer agent fees       2,377
                  Cash in bank             15,853
                                           ------
                                          $72,200

          Because our tours involve physical activity in a wilderness environment, our participants will face the risk of accident or injury. In late October, 2002, we submitted an application for liability insurance on all of our outdoor activities. The policy that we have applied for offers general aggregate liability coverage up to $1,000,000, with protection up to $100,000 per person and $250,000 per accident. The premium for this policy is $8,773 per year. Recent lawsuits against other adventure tour providers have indicated that insurance coverage for rock climbing may become unaffordably expensive in the future. We will continue to monitor this situation and will not begin offering rock climbing tours until we are able to obtain affordable insurance coverage for these activities.

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

          We have also purchased 16 spin bicycles with part of the proceeds from our offering. We have leased these bicycles to Two Cliffs, LC, which operates the Body Masters gym in Sandy, Utah. Our President, Chris Glover, is the manager of Two Cliffs. The bicycles are rented at a rate of $380.64 per month.

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

Item 2.  Description of Property.
         ------------------------

          Lone Moose Adventures does not currently own any property. We currently lease 1,400 square feet in the Body Masters gym from Two Cliffs, LC, at a rate of $500 per month. The lease is for a term of one year, beginning April 15, 2003. Our President, Chris Glover, is the manager of Two Cliffs.
We also lease 16 spin bikes to Two Cliffs, for which we are paid $380.64 per month. This lease is for a period of 60 months, beginning April 22, 2003.
All other equipment is stored at Mr. Glover's home until we have identified a suitable office. For more information see "Certain Relationships and Related Transactions," Part III, Item 12 of this Report.

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

Lease Agreements - Subsequent to March 31, 2003, the Company entered into a lease agreement wherein it leases office space in the Body Masters gym from Two Cliffs, LC at a rate of $500 per month. The lease has a term of one year beginning April 15, 2003. The Company's president is the manager of Two Cliffs, LC. The Company also leases 16 spin bikes to Two Cliffs, LC at a rate of $381 per month. This lease agreement is for a period of 60 months beginning April 22, 2003.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which we were or are to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. We lease 16 spin bikes to Two Cliffs, LC, for $380.64 per month.
Our President is the manager of Two Cliffs.   We also lease from Two Cliffs
1,400 square feet in a 6,000 square foot building for $500.00 a month. See the Exhibit Index, Part III, Item 13 of this Report.

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

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

Reports on Form 8-K
-------------------

        None.

Exhibit
Number               Description
------               -----------

 10.1                Commercial and Industrial Lease

 10.2                Equipment Lease Agreement

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


Date:7/  /03                     By /s/ Christopher B. Glover
     -------                        ---------------------------------
                                     Christopher B. Glover, President and
                                     Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                   LONE MOOSE ADVENTURES, INC.


Date:7/21/03                       /s/ Christopher B. Glover
     -------                       ---------------------------------
                                   Christopher B. Glover, President and
                                   Director


Date:7/21/03                       /s/ Michael C. Brown
     -------                       ----------------------------------
                                   Michael C. Brown, Vice President,
                                   Secretary/Treasurer/Controller/CFO and
                                   Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Christopher B. Glover, President of Lone Moose Adventures, Inc. (the "Registrant"), certify that:

     1. I have reviewed this amended Annual Report on Form 10-KSB/A-1 of the Registrant;

     2. Based on my knowledge, this amended Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended Annual Report (the "Evaluation Date"); and

     c) presented in this amended Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this amended Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  7/21/03                      Signature: /s/ Christopher B. Glover
        -----------------                       -------------------------
                                                Christopher B. Glover
                                                President and director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael Brown, Secretary/Treasurer of Lone Moose Adventures, Inc. (the "Registrant"), certify that:

     1. I have reviewed this amended Annual Report on Form 10-KSB/A-1 of the Registrant;

     2. Based on my knowledge, this amended Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended Annual Report (the "Evaluation Date"); and

     c) presented in this amended Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this amended Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  7/21/03                      Signature: /s/ Michael Brown
        -----------------                       -----------------------
                                                Michael Brown
                                                Secretary/Treasurer