Form 10QSB
period 2003-06-30
LONE MOOSE ADVENTURES INC
filed 2003-08-18
CIK 1170848

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                              Not applicable.

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes       No
         ---     ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               June 30, 2003

                                 644,400
                                 -------


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

                          JUNE 30, 2003

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
          June 30, 2003 and March 31, 2003                      2

        Unaudited Condensed Statements of Operations,
          for the three months ended June 30, 2003 and
          2002 and for the period from inception on January 2,
          2002 through June 30, 2003                            3

        Unaudited Condensed Statements of Cash Flows,
          for the three months ended June 30, 2003 and 2002
          and for the period from inception on January 2,
          2002 through June 30, 2003                            4

        Notes to Unaudited Condensed Financial Statements   5 - 9

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]
                  UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                              June 30,         March 31,
                                                2003              2003
                                           -------------         __________
CURRENT ASSETS:
  Cash                                     $      16,287        $       285
  Related party receivable                         1,142                  -
  Prepaid expense                                  7,452                  -
                                           -------------        -----------
        Total Current Assets                      24,881                285

PROPERTY AND EQUIPMENT, net                       12,083              2,308

LEASED PROPERTY AND EQUIPMENT, net                15,714                  -

OTHER ASSETS:
  Deferred stock offering costs                        -             26,619
                                           -------------        -----------
                                           $      52,678        $    29,212
                                           =============        ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                         $          18        $    19,917
  Accounts payable-related party                  17,223             12,723
  Advance from a shareholder                       4,000              4,000
  Accrued taxes                                      566                 65
                                           -------------        -----------
        Total Current Liabilities                 21,807             36,705
                                           -------------        -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized, 644,400
   and 500,000 shares issued and
   outstanding, respectively                         644                500
  Capital in excess of par value                  59,226             15,500
  Deficit accumulated during the
   development stage                             (28,899)           (23,493)
                                           -------------        -----------
                                                  30,971             (7,493)
        Less: Stock subscription receivable         (100)                 -
                                           -------------        -----------
        Total Stockholders' Equity (Deficit)      30,871             (7,493)
                                           -------------        -----------
                                           $      52,678        $    29,212
                                           =============        ===========

Note: The balance sheet at March 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]
              UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               From Inception
                                           For the Three        on January 2,
                                           Months Ended         2002 Through
                                              June 30,            June 30,
                                       2003          2002            2003
                                   -------------  ------------- -------------
REVENUE:
  Recreation services              $         950  $         120 $       1,941
  Lease                                    1,142              -         1,142
                                   -------------  ------------- -------------
       Total Revenues                      2,092            120         3,083

EXPENSES:
  General and Administrative               7,498          4,674        31,982
                                   -------------  -------------  ------------
LOSS BEFORE INCOME TAXES                  (5,406)        (4,554)      (28,899)

CURRENT TAX EXPENSE                            -              -             -

DEFERRED TAX EXPENSE                           -              -             -
                                   -------------  -------------  ------------
NET LOSS                           $      (5,406) $      (4,554) $    (28,899)
                                   -------------  -------------  ------------
LOSS PER COMMON SHARE              $        (.01) $        (.01) $       (.06)
                                   -------------  -------------  ------------

The accompanying notes are an integral part of these unaudited condensed financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                               From Inception
                                           For the Three        on January 2,
                                           Months Ended         2002 Through
                                              June 30,            June 30,
                                       2003          2002            2003
                                   -------------  ------------- -------------
Cash Flows From Operating Activities:
 Net loss                          $      (5,406) $      (4,554)$     (28,899)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation expense                      645             43           999
   Non-cash services for stock                 -              -         4,000
  Changes is assets and liabilities:
    (Increase) in related party
    receivable                            (1,142)             -        (1,142)
    (Increase) in prepaid expense         (7,452)             -        (7,452)
    Increase (decrease) in accounts
    payable                               (3,834)         6,838            18
    Increase in accounts payable-
    related party                          4,500          3,000        17,223
    Increase in accrued taxes                501              -           566
                                   -------------   ------------ -------------
     Net Cash Provided (Used) by
     Operating Activities                (12,188)         5,327       (14,687)
                                   -------------   ------------ -------------
Cash Flows From Investing Activities
  Payments for property and equipment    (26,134)          (386)      (28,796)
                                   -------------   ------------ -------------
     Net Cash (Used) by Investing
     Activities                          (26,134)          (386)      (28,796)
                                   -------------   ------------ -------------
Cash Flows From Financing Activities:
  Advance from a shareholder                   -              -         4,000
  Proceeds from issuance of common
  stock                                   72,100              -        84,100
  Payments of stock offering costs       (17,776)        (5,260)      (28,330)
                                   -------------   ------------ -------------
     Net Cash Provided (Used) by
     Financing Activities                 54,324         (5,260)       59,770
                                   -------------   ------------ -------------
Net Increase (Decrease) in Cash           16,002           (319)       16,287

Cash at Beginning of Period                  285            321             -
                                   -------------   ------------ -------------
Cash at End of Period              $      16,287   $          2 $      16,287
                                   -------------   ------------ -------------

Supplemental Disclosures of Cash
Flow Information:
 Cash paid during the period for:
   Interest                        $           -   $          - $           -
   Income taxes                    $           -   $          - $           -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period from inception on January 2, 2002 through June 30, 2003:
  In April 2003, the Company recorded a subscription receivable of $100 for stock proceeds not yet received.

  In March 2003, the Company recorded an account payable of $16,065 as deferred stock offering costs.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

Fiscal Year - The Company's fiscal year-end is March 31st.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of nonmortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past-due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past-due or delinquent based on contractual terms.

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

Revenue Recognition - The Company recognizes revenue from providing recreation services in the period when the services are performed. The Company recognizes revenue from operating leases in the period when the payment is due.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                June 30,      March 31,
                                                  2003          2003
                                                ___________  ___________
          Recreation equipment                  $     7,981  $     2,662
          Office equipment                            4,665            -
                                                ___________  ___________
                                                     12,646        2,662

          Less: Accumulated depreciation               (563)        (354)
                                                ___________  ___________
                                                $    12,083  $     2,308
                                                ___________  ___________

Depreciation expense for the three months ended June 30, 2003 and 2002 amounted to $209 and $43, respectively.

NOTE 3 - LEASED PROPERTY AND EQUIPMENT

Leased property and equipment consists of the following:

                                                June 30,      March 31,
                                                  2003          2003
                                                ___________  ___________
          Leased exercise equipment             $    16,150  $         -

          Less accumulated depreciation                (436)           -
                                                ___________  ___________
                                                $    15,714  $         -
                                                ___________  ___________

The Company has entered into a lease agreement with an entity controlled by an officer/shareholder of the Company to use the Company's exercise equipment [See Note 6]. The agreement is for five years and calls for monthly payments of $381.

Depreciation expense for the three months ended June 30, 2003 and 2002 amounted to $436 and $0, respectively.

NOTE 4 - CAPITAL STOCK

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

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

In April 2003, the Company issued 144,400 shares of its previously authorized but unissued common stock for cash of $72,100 and a stock subscription receivable of $100 (or $.50 per share). The shares were registered with the Securities and Exchange Commission on Form SB-2 and stock offering costs of $28,330 were offset against the proceeds in capital in excess of par value.

NOTE 5 - INCOME TAXES

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

The Company has available at June 30, 2003 unused operating loss carryforwards of approximately $15,200 which may be applied against future taxable income and which expire in various years through 2024. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect, therefore, no deferred tax asset has been recognized.
The net deferred tax assets, which consist of excess tax depreciation over book depreciation, related party accruals and net operating loss carryforwards, are approximately $5,500 and $4,500 as of June 30, 2003 and March 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,000 during the three months ended June 30, 2003.

NOTE 6 - RELATED PARTY TRANSACTIONS

Advance - In July 2002, an officer/shareholder of the Company advanced $4,000 to the Company. The advance bears no interest and is due on demand.

Equipment Lease Agreement - The Company signed an Equipment Lease Agreement with an entity controlled by an officer/shareholder of the Company to lease the Company's exercise equipment for five years at approximately $381 per month beginning April 22, 2003. Lease revenues for the three months ended June 30, 2003 and 2002 amounted to $1,142 and $0, respectively. The Company will receive approximately $4,568 each year under the lease, totaling $22,838.

Management Compensation - On April 1, 2002, the Company started to accrue salary for an officer/shareholder of the Company at $1,000 per month. Salary expense for the three months ended June 30, 2003 and 2002 amounted to $3,000 and $3,000, respectively.

Office Space - Through April 14, 2003, the Company did not have a need to rent office space. On June 11, 2003, the Company signed a Commercial and Industrial Lease with an entity controlled by an officer/shareholder of the Company to lease office space for one year at $500 per month beginning April 15, 2003. Lease expense for the three months ended June 30, 2003 and 2002 amounted to $1,500 and $0, respectively.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

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

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                              For the Three     From Inception
                                               Months Ended      on January 2,
                                                 June 30,        2002 Through
                                             __________________   June 30,
                                               2003      2002         2003
                                             ________  ________ _____________
   Loss from operations available
   to common shareholders
   (numerator)                               $ (5,406) $ (4,554)$     (28,899)
                                             ________  ________ _____________
   Weighted average number of
   Common shares outstanding
   used in loss per share for the
   period (denominator)                       633,475   500,000       522,328
                                             ________  ________ _____________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - CONCENTRATIONS

Customers - The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.

Geographic Region - During the three months ended June 30, 2003, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

NOTE 10 - SUBSEQUENT EVENT

Advance Repayment - In August 2003, the Company repaid $4,000 which had been advanced by an officer/shareholder of the Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          Lone Moose Adventures began its operations in May, 2002. To date, it has conducted 12 day hikes in the Wasatch mountains of northern Utah and has received revenues of $1,941. The Company also leases equipment and to date has received revenues of $1,142 from this equipment lease. During the next 12 months, management intends to commence the business of conducting other types of adventure tours in Utah. These include mountain biking, rock climbing (subject to availability of liability insurance), snow shoeing and split boarding. There can be absolutely no assurance that the Company's operations will be successful.

          Our President provides us with rent-free office space and our management has verbally agreed not to accept any compensation until we are operating profitably.

Results of Operations.
----------------------

          During the quarterly period ended June 30, 2003, we received total revenues of $2,092 and had a net loss of $(5,406). We received $120 in revenues for the three months ended June 30, 2002 and we had a net loss of $(4,554) during that three month period.

Liquidity.
----------

          At June 30, 2003, we had $24,881 in current assets, with total current liabilities of $21,807. Total stockholder's equity was $30,871. During the next 12 months management intends to commence the business of conducting other types of adventure tours in Utah. These include mountain biking, rock climbing (subject to availability of liability insurance), snow shoeing and split boarding. There can be absolutely no assurance that the Company's operations or our offering will be successful.

Item 3.   Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of August 14, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to August 14, 2003.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          During the quarter ended June 30, 2003, the Company issued 144,400 shares of its previously authorized but unissued common stock for cash of $72,100 and a stock subscription receivable of $100.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1  302 Certification of Christopher B. Glover

               31.2  302 Certification of Michael C. Brown

               32    906 Certification

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LONE MOOSE ADVENTURES, INC.



Date: 8/18/03                         By/S/Christopher B. Glover
     --------------                   -------------------------------------
                                        Christopher B. Glover
                                        President and Director


Date: 8/18/03                         By/S/Michael C. Brown
     --------------                   -------------------------------------
                                        Michael C. Brown
                                        Secretary/Treasurer/Controller/CFO
                                        and director