Form 10QSB
period 2003-09-30
LONE MOOSE ADVENTURES INC
filed 2003-11-14
CIK 1170848

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                            September 30, 2003

                                 644,400
                                 -------


Transitional Small Business Disclosure Format:  Yes X   No

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

                       SEPTEMBER 30, 2003

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
          September 30, 2003 and March 31, 2003                  2

        Unaudited Condensed Statements of Operations,
          for the three and six months ended September 30,
          2003 and 2002 and for the period from inception
          on January 2, 2002 through September 30, 2003          3

        Unaudited Condensed Statements of Cash Flows,
          for the six months ended September 30, 2003 and 2002
          and for the period from inception on January 2,
          2002 through September 30, 2003                        4

        Notes to Unaudited Condensed Financial Statements    5 - 9

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]
                  UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                            September 30,       March 31,
                                                2003              2003
                                           -------------         __________
CURRENT ASSETS:
  Cash                                     $      10,687        $       285
  Related party receivable                         1,142                  -
  Prepaid expense                                  5,259                  -
                                           -------------        -----------
        Total Current Assets                      17,088                285

PROPERTY AND EQUIPMENT, net                       12,362              2,308

LEASED PROPERTY AND EQUIPMENT, net                15,132                  -

OTHER ASSETS:
  Deferred stock offering costs                        -             26,619
                                           -------------        -----------
                                           $      44,582        $    29,212
                                           =============        ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                         $       7,347        $    19,917
  Accounts payable-related party                  20,223             12,723
  Advance from a shareholder                           -              4,000
  Accrued taxes                                      756                 65
                                           -------------        -----------
        Total Current Liabilities                 28,326             36,705
                                           -------------        -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized, 644,400
   and 500,000 shares issued and
   outstanding, respectively                         644                500
  Capital in excess of par value                  59,226             15,500
  Deficit accumulated during the
   development stage                             (43,614)           (23,493)
                                           -------------        -----------
        Total Stockholders' Equity (Deficit)      16,256             (7,493)
                                           -------------        -----------
                                           $      44,582        $    29,212
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

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]
              UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               From Inception
                                   For the Three  For the Six   on January 2,
                                   Months Ended   Months Ended  2002 Through
                                   September 30,  September 30, September 30,
                                   2003     2002  2003     2002     2003
                                   -------------  ------------- -------------
REVENUE:
  Recreation services           $   250  $   871  $  1,200 $   991 $  2,191
  Lease                           1,142        -     2,284       -    2,284
                                -------  -------  -------- ------- --------
       Total Revenues             1,392      871     3,484     991    4,475

EXPENSES:
  General and Administrative     16,107    4,604    23,605   9,278   48,089
                                -------  -------  -------- ------- --------
LOSS BEFORE INCOME TAXES        (14,715)  (3,733)  (20,121) (8,287) (43,614)

CURRENT TAX EXPENSE                   -        -         -       -        -

DEFERRED TAX EXPENSE                  -        -         -       -        -
                                -------  -------  -------- ------- --------
NET LOSS                       $(14,715) $(3,733) $(20,121)$(8,287)$(43,614)
                                -------  -------  -------- ------- --------
LOSS PER COMMON SHARE          $   (.02) $  (.01) $   (.03)$  (.02)$   (.08)
                                -------  -------  -------- ------- --------

The accompanying notes are an integral part of these unaudited condensed financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                               From Inception
                                           For the Six          on January 2,
                                           Months Ended         2002 Through
                                           September 30,        September 30,
                                       2003          2002            2003
                                   -------------  ------------- -------------
Cash Flows From Operating Activities:
 Net loss                          $     (20,121) $      (8,287)$     (43,614)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation expense                    1,684             95         2,038
   Non-cash services for stock                 -              -         4,000
  Changes is assets and liabilities:
    (Increase) in accounts receivable
    related party                         (1,142)             -        (1,142)
    (Increase) in prepaid expense         (5,259)             -        (5,259)
    Increase in accounts payable           3,495          1,153         7,347
    Increase in accounts payable-
    related party                          7,500          6,000        20,223
    Increase in accrued taxes                691              -           756
                                   -------------   ------------ -------------
     Net Cash Provided (Used) by
     Operating Activities                (13,152)        (1,039)      (15,651)
                                   -------------   ------------ -------------
Cash Flows From Investing Activities
  Payments for property and equipment    (26,870)          (593)      (29,532)
                                   -------------   ------------ -------------
     Net Cash (Used) by Investing
     Activities                          (26,870)          (593)      (29,532)
                                   -------------   ------------ -------------
Cash Flows From Financing Activities:
  Advance from a shareholder                   -          4,000         4,000
  Repayment of advance from shareholder   (4,000)             -        (4,000)
  Proceeds from issuance of common
  stock                                   72,200              -        84,200
  Payments of stock offering costs       (17,776)          (427)      (28,330)
                                   -------------   ------------ -------------
     Net Cash Provided (Used) by
     Financing Activities                 50,424          3,573        55,870
                                   -------------   ------------ -------------
Net Increase (Decrease) in Cash           10,402          1,941        10,587

Cash at Beginning of Period                  285            321             -
                                   -------------   ------------ -------------
Cash at End of Period              $      10,687   $      2,262 $      10,687
                                   -------------   ------------ -------------

Supplemental Disclosures of Cash
Flow Information:
 Cash paid during the period for:
   Interest                        $           -   $          - $           -
   Income taxes                    $           -   $          - $           -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period from inception on January 2, 2002 through September 30, 2003:
  In March 2003, the Company recorded an account payable of $16,065 as deferred stock offering costs.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [See Note 5].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 8].

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

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                               September 30,     March 31,
                                                  2003             2003
                                               _____________   ___________
          Recreation equipment                 $       8,717   $     2,662
          Office equipment                             4,665             -
                                               _____________   ___________
                                                      13,382         2,662

          Less: Accumulated depreciation              (1,020)         (354)
                                               _____________   ___________
                                               $      12,362   $     2,308
                                               _____________   ___________

Depreciation expense for the six months ended September 30, 2003 and 2002 amounted to $666 and $95, respectively.

NOTE 3 - LEASED PROPERTY AND EQUIPMENT

Leased property and equipment consists of the following:

                                               September 30,    March 31,
                                                  2003            2003
                                               ____________   ___________
          Leased exercise equipment            $     16,150   $         -

          Less accumulated depreciation              (1,018)            -
                                               ____________   ___________
                                               $     15,132   $         -
                                               ____________   ___________

The Company has entered into a lease agreement with an entity controlled by an officer/shareholder of the Company to use the Company's exercise equipment [See Note 6]. The agreement is for five years and calls for monthly payments of $381.

Depreciation expense for the six months ended September 30, 2003 and 2002 amounted to $1,018 and $0, respectively.

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. In January 2002, in connection with its organization, the Company issued 500,000 shares of its previously authorized but unissued common stock for cash of $12,000 and services rendered valued at $4,000 (or $.032 per share).

In April 2003, the Company issued 144,400 shares of its previously authorized but unissued common stock for cash of $72,100 and a stock subscription receivable of $100 (or $.50 per share). The shares were registered with the Securities and Exchange Commission on Form SB-2 and stock offering costs of $28,330 were offset against the proceeds in capital in excess of par value. In August 2003, the Company collected the $100 subscription receivable.

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

The Company has available at September 30, 2003 unused operating loss carryforwards of approximately $27,000 which may be applied against future taxable income and which expire in various years through 2024. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of excess tax depreciation over book depreciation, related party accruals and net operating loss carryforwards, are approximately $8,400 and $4,500 as of September 30, 2003 and March 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,900 during the six months ended September 30, 2003.

NOTE 6 - RELATED PARTY TRANSACTIONS

Advance - In July 2002, an officer/shareholder of the Company advanced $4,000 to the Company. The advance bore no interest and was due on demand. In August 2003, the Company repaid the advance.

Equipment Lease Agreement - The Company signed an Equipment Lease Agreement with an entity controlled by an officer/shareholder of the Company to lease the Company's exercise equipment for five years at approximately $381 per month beginning April 22, 2003. Lease revenues for the six months ended September 30, 2003 and 2002 amounted to $2,284 and $0, respectively. The Company will receive approximately $4,568 each year under the lease, totaling $22,838. At September 30, 2003 the balance of accounts receivable related to the lease was $1,142.

Management Compensation - On April 1, 2002, the Company started to accrue salary for an officer/shareholder of the Company at $1,000 per month. Salary expense for the six months ended September 30, 2003 and 2002 amounted to $6,000 and $6,000, respectively. At September 30, 2003, $18,000 of salary had
been accrued but not paid and is included in accounts payable   related party.

Office Space - Through April 14, 2003, the Company did not have a need to rent office space. On June 11, 2003, the Company signed a Commercial and Industrial Lease with an entity controlled by an officer/shareholder of the Company to rent office space for one year at $500 per month beginning April 15, 2003. Rent expense for the six months ended September 30, 2003 and 2002 amounted to $3,000 and $0, respectively. At September 30, 2003, $1,500 of
rent has not been paid and is included in accounts payable   related party.
                                8

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

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                               For the Three      For the Six   From Inception
                              Months Ended      Months Ended    on January 2,
                               September 30,     September 30,  2002 Through
                            ___________________________________ September 30,
                              2003     2002      2003     2002      2003
                            ________ ________  ________ _______ ______________
Loss from operations available
to common shareholders
(numerator)                $(14,715)$  (3,733) $(20,121)$(8,287)  $ (43,614)
                            ________ ________  ________ _______ ______________
Weighted average number of
Common shares outstanding
used in loss per share for
the period (denominator)     644,400  500,000   638,967 500,000     539,986
                             _______ ________  ________ _______ ______________

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

Geographic Region - During the six months ended September 30, 2003, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          We began our operations in May, 2002. To date, we have conducted 12 day hikes in the Wasatch mountains of northern Utah and have received revenues of $2,191. We also lease equipment and to date have received revenues of $2,284 from this equipment lease. During the next 12 months, management intends to commence the business of conducting other types of adventure tours in Utah. These will include mountain biking, rock climbing (subject to availability of liability insurance), snow shoeing and split boarding. There can be absolutely no assurance that our Company's operations will be successful.

          Our President provides us with rent-free office space and our management has verbally agreed not to accept any compensation until we are operating profitably.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 2003, we received total revenues of $1,392 and had a net loss of $(14,715). We received $871 in revenues for the three months ended September 30, 2002, and we had a net loss of $(3,733) during that three month period.

         For the six months ended September 30, 2003, we received total revenues of $3,484 and had a net loss of $(20,121). We received $991 in revenues for the six months ended September 30, 2002, and we had a net loss of $(8,287).

Liquidity.
----------

          At September 30, 2003, we had $17,088 in current assets, with total current liabilities of $28,326. Total stockholder's equity was $16,256. During the next 12 months, management intends to commence the business of conducting other types of adventure tours in Utah. These will include mountain biking, rock climbing (subject to availability of liability insurance), snow shoeing and split boarding. There can be absolutely no assurance that our Company's operations will be successful.

Item 3.   Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of November 12, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 12, 2003.

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

                                      LONE MOOSE ADVENTURES, INC.



Date: 11/12/03                        By/S/Christopher B. Glover
     --------------                   -------------------------------------
                                        Christopher B. Glover
                                        President and Director


Date: 11/13/03                        By/S/Michael C. Brown
     --------------                   -------------------------------------
                                        Michael C. Brown
                                        Secretary/Treasurer/Controller/CFO
                                        and director