Form 10QSB
period 2003-12-31
LONE MOOSE ADVENTURES INC
filed 2004-02-17
CIK 1170848

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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

                            December 31, 2003

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

                       DECEMBER 31, 2003

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
          December 31, 2003 and March 31, 2003                  2

        Unaudited Condensed Statements of Operations,
          for the three and nine months ended December 31,
          2003 and 2002 and for the period from inception
          on January 2, 2002 through December 31, 2003          3

        Unaudited Condensed Statements of Cash Flows,
          for the nine months ended December 31, 2003 and 2002
          and for the period from inception on January 2,
          2002 through December 31, 2003                        4

        Notes to Unaudited Condensed Financial Statements    5 - 9

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]
                  UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                             December 31,       March 31,
                                                2003              2003
                                           -------------         __________
CURRENT ASSETS:
  Cash                                     $       3,683        $       285
  Accounts receivable-related party                1,142                  -
  Prepaid expense                                  3,066                  -
                                           -------------        -----------
        Total Current Assets                       7,891                285

PROPERTY AND EQUIPMENT, net                       13,000              2,308

LEASED PROPERTY AND EQUIPMENT, net                14,550                  -

OTHER ASSETS:
  Deferred stock offering costs                        -             26,619
                                           -------------        -----------
                                           $      35,441        $    29,212
                                           =============        ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                         $       8,795        $    19,917
  Accounts payable-related party                  23,223             12,723
  Advance from a shareholder                           -              4,000
  Accrued taxes                                      842                 65
                                           -------------        -----------
        Total Current Liabilities                 32,860             36,705
                                           -------------        -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized, 644,400
   and 500,000 shares issued and
   outstanding, respectively                         644                500
  Capital in excess of par value                  59,226             15,500
  Deficit accumulated during the
   development stage                             (57,289)           (23,493)
                                           -------------        -----------
        Total Stockholders' Equity (Deficit)       2,581             (7,493)
                                           -------------        -----------
                                           $      35,441        $    29,212
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

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]
              UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               From Inception
                                   For the Three  For the Nine  on January 2,
                                   Months Ended   Months Ended  2002 Through
                                   December 31,   December 31,  December 31,
                                   2003     2002  2003     2002     2003
                                   -------------  ------------- -------------
REVENUE:
  Recreation services           $   100  $     -  $  1,300 $   991 $  2,291
  Lease                           1,142        -     3,426       -    3,426
                                -------  -------  -------- ------- --------
       Total Revenues             1,242        -     4,726     991    5,717

EXPENSES:
  General and Administrative     14,917    4,473    38,522  13,751   63,006
                                -------  -------  -------- ------- --------
LOSS BEFORE INCOME TAXES        (13,675)  (4,473)  (33,796)(12,760) (57,289)

CURRENT TAX EXPENSE                   -        -         -       -        -

DEFERRED TAX EXPENSE                  -        -         -       -        -
                                -------  -------  -------- ------- --------
NET LOSS                       $(13,675) $(4,473) $(33,796)(12,760)$(57,289)
                                -------  -------  -------- ------- --------
LOSS PER COMMON SHARE          $   (.02) $  (.01) $   (.05)$  (.03)$   (.10)
                                -------  -------  -------- ------- --------

The accompanying notes are an integral part of these unaudited condensed financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                               From Inception
                                           For the Nine         on January 2,
                                           Months Ended         2002 Through
                                           December 31,          December 31,
                                       2003          2002            2003
                                   -------------  ------------- -------------
Cash Flows From Operating Activities:
 Net loss                          $     (33,796) $     (12,760)$     (57,289)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation expense                    2,765            211         3,119
   Non-cash services for stock                 -              -         4,000
  Changes is assets and liabilities:
    (Increase) in accounts receivable
    related party                         (1,142)             -        (1,142)
    (Increase) in prepaid expense         (3,066)             -        (3,066)
    Increase in accounts payable           4,943          2,011         8,795
    Increase in accounts payable-
    related party                         10,500          9,723        23,223
    Increase in accrued taxes                777              -           842
                                   -------------   ------------ -------------
     Net Cash Provided (Used) by
     Operating Activities                (19,019)          (815)      (21,518)
                                   -------------   ------------ -------------
Cash Flows From Investing Activities:
  Payments for property and equipment    (28,007)        (1,609)      (30,669)
                                   -------------   ------------ -------------
     Net Cash (Used) by Investing
     Activities                          (28,007)        (1,609)      (30,669)
                                   -------------   ------------ -------------
Cash Flows From Financing Activities:
  Advance from a shareholder                   -          4,000         4,000
  Repayment of advance from shareholder   (4,000)             -        (4,000)
  Proceeds from issuance of common
  stock                                   72,200              -        84,200
  Payments of stock offering costs       (17,776)        (1,161)      (28,330)
                                   -------------   ------------ -------------
     Net Cash Provided (Used) by
     Financing Activities                 50,424          2,839        55,870
                                   -------------   ------------ -------------
Net Increase (Decrease) in Cash            3,398            415         3,683

Cash at Beginning of Period                  285            321             -
                                   -------------   ------------ -------------
Cash at End of Period              $       3,683   $        736 $       3,683
                                   -------------   ------------ -------------

Supplemental Disclosures of Cash
Flow Information:
 Cash paid during the period for:
   Interest                        $           -   $          - $           -
   Income taxes                    $           -   $          - $           -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period from inception on January 2, 2002 through December 31, 2003:
  In March 2003, the Company recorded an account payable of $16,065 as deferred stock offering costs.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2003 audited financial statements. The results of operations for the periods ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

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

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:


                                                December 31,     March 31,
                                                  2003             2003
                                               _____________   ___________
          Recreation equipment                 $       9,853   $     2,662
          Office equipment                             4,665             -
                                               _____________   ___________
                                                      14,518         2,662

          Less: Accumulated depreciation              (1,518)         (354)
                                               _____________   ___________
                                               $      13,000   $     2,308
                                               _____________   ___________

Depreciation expense for the nine months ended December 31, 2003 and 2002 amounted to $1,165 and $211, respectively.

NOTE 3 - LEASED PROPERTY AND EQUIPMENT

Leased property and equipment consists of the following:


                                                December 31,    March 31,
                                                  2003            2003
                                               ____________   ___________
          Leased exercise equipment            $     16,150   $         -

          Less accumulated depreciation              (1,600)            -
                                               ____________   ___________
                                               $     14,550   $         -
                                               ____________   ___________

The Company has entered into a lease agreement with an entity controlled by an officer/shareholder of the Company to use the Company's exercise equipment [See Note 6]. The agreement is for five years and calls for monthly payments of $381.

Depreciation expense for the nine months ended December 31, 2003 and 2002 amounted to $1,600 and $0, respectively.

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

The Company has available at December 31, 2003 unused operating loss carryforwards of approximately $41,000 which may be applied against future taxable income and which expire in various years through 2024. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of excess tax depreciation over book depreciation, related party accruals and net operating loss carryforwards, are approximately $11,000 and $4,500 as of December 31, 2003 and March 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $6,500 during the nine months ended December 31, 2003.

NOTE 6 - RELATED PARTY TRANSACTIONS

Advance - In July 2002, an officer/shareholder of the Company advanced $4,000 to the Company. The advance bore no interest and was due on demand. In August 2003, the Company repaid the advance.

Equipment Lease Agreement - The Company signed an Equipment Lease Agreement with an entity controlled by an officer/shareholder of the Company to lease the Company's exercise equipment for five years at approximately $381 per month beginning April 22, 2003. Lease revenues for the nine months ended December 31, 2003 and 2002 amounted to $3,426 and $0, respectively. The Company will receive approximately $4,568 each year under the lease, totaling $22,838. At December 31, 2003 the balance of accounts receivable related to the lease was $1,142.

Management Compensation - On April 1, 2002, the Company started to accrue salary for an officer/shareholder of the Company at $1,000 per month. Salary expense for the nine months ended December 31, 2003 and 2002 amounted to $9,000 and $9,000, respectively. At December 31, 2003, $21,000 of salary had been accrued but not paid and is included in accounts payable - related party.

Office Space - Through April 14, 2003, the Company did not have a need to rent office space. On June 11, 2003, the Company signed a Commercial and Industrial Lease with an entity controlled by an officer/shareholder of the Company to rent office space for one year at $500 per month beginning April 15, 2003. Rent expense for the nine months ended December 31, 2003 and 2002 amounted to $4,500 and $0, respectively. At December 31, 2003, $1,500 of rent has not been paid and is included in accounts payable - related party.

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

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:


                               For the Three      For the Nine  From Inception
                               Months Ended      Months Ended    on January 2,
                               December 31,      December 31,   2002 Through
                            ___________________________________ December 31,
                              2003     2002      2003     2002      2003
                            ________ ________  ________ _______ ______________
Loss from operations available
to common shareholders
(numerator)                $(13,675)$  (4,473) $(33,796)$(12,760)  $ (57,289)
                            ________ ________  ________ _______ ______________
Weighted average number of
Common shares outstanding
used in loss per share for
the period (denominator)     644,400  500,000   640,785 500,000     553,181
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

Geographic Region - During the nine months ended December 31, 2003, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          We began our operations in May, 2002. To date, we have conducted 12 day hikes in the Wasatch mountains of northern Utah and have received revenues of $2,191. We also lease equipment and to date have received revenues of $3,426 from this equipment lease. During the next 12 months, management intends to commence the business of conducting other types of adventure tours in Utah. These will include mountain biking, rock climbing (subject to availability of liability insurance), snow shoeing and split boarding. There can be absolutely no assurance that our Company's operations will be successful.

          Our President provides us with rent-free office space and our management has verbally agreed not to accept any compensation until we are operating profitably.

Results of Operations.
----------------------

          During the quarterly period ended December 31, 2003, we received total revenues of $1,242 and had a net loss of $(13,675). We received no revenues for the three months ended December 31, 2002, and we had a net loss of $(4,473) during that three month period.

         For the nine months ended December 31, 2003, we received total revenues of $4,726 and had a net loss of $(33,796). We received $991 in revenues for the nine months ended December 31, 2002, and we had a net loss of $(12,760).

Liquidity.
----------

          At December 31, 2003, we had $7,891 in current assets, with total current liabilities of $32,860. Total stockholder's equity was $2,581. During the next 12 months, management intends to commence the business of conducting other types of adventure tours in Utah. We believe our current assets are sufficient for our intended operations during the next 12 months.

Item 3.   Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as December 31, 2003, the last day of the reporting period covered by this report, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to February 13, 2004.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

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

                                      LONE MOOSE ADVENTURES, INC.



Date: 2/17/04                         By/S/Christopher B. Glover
     --------------                     -------------------------------------
                                        Christopher B. Glover
                                        President and Director


Date: 2/17/04                         By/S/Michael C. Brown
     --------------                     -------------------------------------
                                        Michael C. Brown
                                        Secretary/Treasurer/Controller/CFO
                                        and director