Form 10KSB
period 2004-03-31
LONE MOOSE ADVENTURES INC
filed 2004-06-29
CIK 1170848

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2004
                               --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No  000-50572
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

                          $0.001 par value common stock

     Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)  Yes  X    No
               ---      ---                  ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:   March 31,
2004 - $6,468.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 15, 2004: $96.27. There are approximately 96,267 shares of common voting stock of the Company held by non-affiliates. There is no "established" public market for the Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes     No
                                                      ---    ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Company's classes of common equity, as of the latest practicable date:

                              June 15, 2004

                                429,600

                     DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

     Transitional Small Business Issuer Format   Yes  X   No
                                                     ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     General.
     --------

          Unless the context requires otherwise, the "Company," "we," "us," "our" and similar terms, as well as references to "Lone Moose Adventures," refer to Lone Moose Adventures, Inc., a Nevada corporation.

          Lone Moose Adventures was formed on January 2, 2002, and has conducted only minimal operations from which we have received minimal revenues.

          Lone Moose Adventures was organized for the purpose of taking clients on adventure tours, for example, snowshoeing, rock climbing, hiking and mountain biking, in the State of Utah.

     History to Fiscal Year Ended March 31, 2003.
     --------------------------------------------

          For information regarding the Company's formation, initial public offering and other developmental matters that occurred prior to March 31, 2003, see the Company's 10-KSB Annual Report for the fiscal year ended March 31, 2003, that has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference. See Part III, Item 13.

     Events Subsequent to Fiscal Year Ended March 31, 2004.
     ------------------------------------------------------

          A majority of our voting securities voted in favor of a .667 for one reverse split and an amendment to our Articles of Incorporation that allows our Board of Directors to change the Company's name without stockholder approval at our special meeting of stockholders held on May 27, 2004. This reverse split is reflected in all computations herein. See Part I, Item 4, for information regarding the voting at the special meeting, and Part III,
Item 13, for reference to a copy of our Articles of Amendment to our Articles of Incorporation.

Business.
---------

          Lone Moose Adventures is a Nevada corporation that has recently commenced operations in the adventure tours industry in Utah. As of the date of this Annual Report, Lone Moose Adventures, which was formed in January, 2002, has conducted 21 hiking tours in the Wasatch mountains of Northern Utah. Management believes that the demand for adventure tours is high in this area because it is a scenic mountain and desert environment that draws tourists from throughout the United States and the world and because many people choose to live in Utah to enjoy its natural beauty.

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

          Because our tours involve physical activity in a wilderness environment, our participants will face the risk of accident or injury. We carry general aggregate liability coverage up to $1,000,000, with protection up to $100,000 per person and $250,000 per accident. Recent lawsuits against other adventure tour providers have indicated that insurance coverage for rock climbing may become prohibitively expensive in the future. We will continue to monitor this situation and will not begin offering rock climbing tours until we are able to obtain affordable insurance coverage for these activities.

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


     Principal Products or Services and Their Markets.
     -------------------------------------------------

          As of the date hereof, Lone Moose Adventures has conducted 21 hikes in Utah's Wasatch mountains, with an average of two to four customers per hike. We generally will limit the number of customers to no more than five per trip. We currently offer hikes ranging from moderate to advanced difficulty.

          Our customers sign up for tours with our President, Christopher P. Glover. To date, most of our customers have been clients of Mr. Glover, who works as a personal trainer.

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

          During the hike, the guide ensures that slower hikers remain at an acceptable distance from the rest of the group. In events with two guides, one guide will always remain at the back of the group. At technical sections, the guide is available for technical guidance. Breaks are also taken at appropriate intervals. At the end of the event, when everyone has finished, the guide congratulates the clients and organizes transportation back to Salt Lake City, if necessary.

          Our proposed primary service will be the offering of adventure tours to groups, including rock climbing, snow shoeing, mountain biking and split boards. A split board is similar to a snowboard that has been cut in half and is used similar to cross country skis. We will run our non-hiking events in a manner that is substantially similar to the way we run our hikes, as discussed above.

          Our tours will generally be limited to no more than five customers per guide. We will make all necessary equipment available to our customers, but if they have their own snow shoes or other equipment, they will be able to use it instead. We will provide basic instruction in the use of our equipment.

          Our customer base is located primarily in the Salt Lake City metropolitan area. With its close proximity to the Wasatch mountain range and many types of outdoor recreation, the Salt Lake City area has a large population of outdoor enthusiasts. These people tend to be youthful, physically active and healthy.

          We purchased 16 spin bicycles with part of the proceeds from our offering. We have leased these bicycles to Two Cliffs, LC, which operates the Body Masters gym in Sandy, Utah. Our President, Mr. Glover, is the manager of Two Cliffs. The bicycles are rented at a rate of $380.64 per month.

     Distribution Methods of the Products or Services.
     -------------------------------------------------

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

          We have not budgeted any funds for advertising, other than the printing of fliers and the printing of advertisements in local publications. Christopher B. Glover has established contacts with a large number of people who have expressed an interest in using our services. We believe that this pool of potential customers is large enough to keep us busy through August, 2004. We expect that most of our tours through August, 2004, will be arranged through word-of-mouth.

     Competitive Business Conditions.
     --------------------------------

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

     Sources and Availability of Raw Materials.
     ------------------------------------------

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

     Dependence on One or a Few Major Customers.
     -------------------------------------------

          Because we plan to operate an adventure tour business that is open to the public at large, management does not believe that we will depend on a small number of customers. However, we may not be able to achieve a customer base that is large enough to ensure our profitability.

     Need for Governmental Approval of Principal Products or Services.
     -----------------------------------------------------------------

          For small group tours of the size that Lone Moose Adventures leads in the Wasatch mountains, permits and licenses are not required. If we expand our operations beyond the Wasatch mountains, we will have to determine what permits or licenses may be required in those areas. We are currently contacting the U.S. Forest Service to ascertain these requirements.

     Effect of Existing or Probable Governmental Regulations on the Business.
     ------------------------------------------------------------------------

          Other than potential U.S. Forest Service permit requirements as discussed above, the Company's business is not subject to any governmental regulation other than normal regulations pertaining to the operation of a business (e.g., business license and compliance with federal and state income and sales tax laws).

         Sarbanes-Oxley Act.
         -------------------

          On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

          * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

          * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

          * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

         The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

          Penny Stock.
          ------------

          Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          * with a price of less than five dollars per share;

          * that are not traded on a "recognized" national exchange;

          * whose prices are not quoted on the NASDAQ automated quotation system; or

          * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

          Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

          Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          * get information about the investor's financial situation, investment experience and investment goals;

          * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

          Compliance with these requirements may make it harder for our stockholders to resell their shares.

          Reporting Obligations.
          ----------------------

          Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

          We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

          Small Business Issuer.
          ----------------------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

     Research and Development.
     -------------------------

          The Company does not conduct any research and development in connection with its business operations.

     Costs and Effects of Compliance with Environmental Laws.
     --------------------------------------------------------

          Management does not believe that compliance with environmental laws will require any of its resources.

     Number of Employees.
     --------------------

          Our members of management plan to work part time. If and when needed, we will hire one full-time employee. Mr. Glover spends about two to three days per week on our operations, and Mr. Brown is available on an "as needed" basis.

Item 2.  Description of Property.
         ------------------------

          Lone Moose Adventures does not currently own any property. We currently lease 1,400 square feet in the Body Masters gym from Two Cliffs, LC, at a rate of $500 per month. The lease is for a term of one year, beginning April 15, 2004. Our President, Mr.Glover, is the manager of Two Cliffs.

          We also lease 16 spin bikes to Two Cliffs, for which we are paid $380.64 per month. This lease is for a period of 60 months, beginning April 22, 2003. All other equipment is stored at Mr. Glover's home until we have identified a suitable office. For more information, see the caption "Certain Relationships and Related Transactions," Part III, Item 12.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         We mailed to our stockholders a Definitive Proxy Statement on May 17, 2004, scheduling a special meeting of our stockholders for May 27, 2004, and asking them to vote on a reverse split and an amendment to our Articles of Incorporation that would allow the Board of Directors to change the name of our Company without stockholders approval. At the special meeting, 589,500 of the 644,400 outstanding shares of our voting securities voted in favor of the ..667 for one reverse split and an amendment to our Articles of Incorporation that allows our Board of Directors to change the Company's name without stockholder approval. That vote was sufficient to adopt both of these proposals under the laws of our state of organization, Nevada. Our Definitive Proxy Statement is incorporated herein by reference. See Part III, Item 13.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "LNMD", with quotations that commenced in February, 2004; however, the market for shares of the Company's common stock is extremely limited. We can provide no assurance that the present limited market for our Company's common stock will continue or will be maintained, and the sale of outstanding common stock pursuant to Rule 144 of the Securities and Exchange Commission by our current stockholders may have a substantial negative impact on any such public market. Both Christopher B. Glover and Michael C. Brown are able to sell up to one percent of our total outstanding shares in any three month period, as of January, 2003.

          The high and low closing bid prices for shares of common stock of the Company for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

                                             Bid
Quarter ending                     High                  Low
--------------                     ----                  ---
February 26, 2004
through
March 31, 2004                     $0.02                $0.02

          These bid prices were obtained from the National Quotation Bureau, LLC ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders.
--------

          The number of record holders of the Company's common stock as of the date of this Annual Report is approximately 97. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends.
----------

          Lone Moose Adventures has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.
Recent Sales of Unregistered Securities.
----------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that Lone Moose Adventures has sold since inception, and which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares     Consideration
-------------            --------       ------     -------------

Christopher B. Glover    1/2/02         166,750     $8,000 (1)
                                        Common

Michael C. Brown         1/2/02         166,750     $8,000 (2)
                                        Common

          (1) These shares were issued in exchange for $4,000 cash and services valued at $4,000, which were rendered in connection with Lone Moose Adventures' organization.

          (2)  These shares were issued in payment for $8,000 in cash.

          Management believes that Messrs. Glover and Brown had access to all material information regarding the Company prior to their purchase of these shares because they were then and currently are directors and executive officers of Lone Moose Adventures. Management also believes that the offer and sale of these shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations covering the offer and sale of securities by available state exemptions from such registration.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

          The Company has not adopted any Equity Compensation Plans.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

          The following disclosure should be read in connection with the accompanying financial statements and related notes thereto included elsewhere in this Annual Report.

          Lone Moose Adventures began its operations in May, 2002. To date, it has conducted 21 day hikes in the Wasatch mountains of Northern Utah and has received revenues of $6,468. During the next 12 months, management intends to commence the business of conducting other types of adventure tours in Utah. These include mountain biking, rock climbing (subject to availability of liability insurance), snow shoeing and split boarding. There can be absolutely no assurance that the Company's operations will be successful.

          Our management has verbally agreed not to accept any compensation until we are operating profitably.

                        Recent Accounting Pronouncements
                        --------------------------------

          In April, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's financial position or results of operations.

          In June, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's financial position or results of operations.

          In October, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial position or results of operations.

          In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002, and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, would not have a material effect on the Company's financial position or results of operations.

     Safe Harbor Statement.
     ----------------------

          Statements made in this Form 10-KSB Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the adventure tour industry, our ability to continue to develop products acceptable to the adventure tour industry, our ability to raise capital and the growth of the adventure tour industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange
Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the adventure tour industry, the development of services that may be superior to the services offered by the Company, demand for financial services, competition, changes in the quality or composition of the Company's services, our ability to develop new services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

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

Item 7.  Financial Statements.
         ---------------------

              Independent Auditor's Report

              Balance Sheet, March 31, 2004

              Statement of Operations for the year ended March 31, 2004 and 2003 and for the period from inception on January 2, 2002, through March 31, 2004

              Statement of Stockholders' Equity (Deficit), from inception on January 2, 2002, through March 31, 2004

              Statement of Cash Flows, for the years ended March 31, 2004 and 2003 and for the period from inception on January 2, 2002 through March 31, 2004

              Notes to Financial Statements

                     LONE MOOSE ADVENTURES, INC.
                    [A Development Stage Company]

                        FINANCIAL STATEMENTS

                           MARCH 31, 2004

                     LONE MOOSE ADVENTURES, INC.
                    [A Development Stage Company]




                              CONTENTS

                                                            PAGE

     Independent Auditors' Report                                     1


     Balance Sheet, March 31, 2004                                    2


     Statements of Operations, for the years ended
          March 31, 2004 and 2003 and for the period
          from inception on January 2, 2002 through
          March 31, 2004                                         3


     Statement of Stockholders' Equity (Deficit),
          from inception on January 2, 2002 through
          March 31, 2004                                         4

     Statements of Cash Flows, for the years ended
          March 31, 2004 and 2003 and for the period
          from inception on January 2, 2002 through
          March 31, 2004                                      5 - 6


     Notes to Financial Statements                           7 - 12

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
LONE MOOSE ADVENTURES, INC.
Sandy, Utah

We have audited the accompanying balance sheet of Lone Moose Adventures, Inc. [a development stage company] as of March 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2004 and 2003 and for the period from inception on January 2, 2002 through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lone Moose Adventures, Inc. [a development stage company] as of March 31, 2004 and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 and for the period from inception on January 2, 2002 through March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company was only recently formed and has incurred losses since its inception. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
May 5, 2004
(except for Note 10, as to which the date is June 8, 2004)

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                          BALANCE SHEET


                              ASSETS

                                                       March 31,
                                                         2004
                                                       ___________
CURRENT ASSETS:
     Cash                                              $     2,160
     Accounts receivable - related party                     1,142
     Prepaid expense                                           873
                                                       -----------
          Total Current Assets                               4,175

PROPERTY AND EQUIPMENT, net                                 12,883

LEASED PROPERTY AND EQUIPMENT, net                          13,975
                                                       ___________
                                                       $    31,033
                                                       ___________


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                  $    14,360
     Accounts payable - related party                       24,723
     Accrued taxes                                           1,593
                                                       ___________
               Total Current Liabilities                    40,676
                                                       ___________
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value,
          50,000,000 shares authorized,
          429,600 shares issued and
          outstanding                                          430
     Capital in excess of par value                         59,440
     Deficit accumulated during the
           development stage                               (69,513)
                                                        -----------
          Total Stockholders' Equity (Deficit)              (9,643)
                                                       ___________
                                                       $    31,033
                                                       ___________

The accompanying notes are an integral part of this financial statement.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                     STATEMENTS OF OPERATIONS

                                      For the Year Ended     From Inception on
                                          March 31,           January 2, 2002
                                 ___________________________ Through March 31,
                                     2004           2003            2004
                                 _____________  ____________   _____________
REVENUES:
     Recreation services            $    1,900     $     991   $       2,891
     Equipment lease rent                4,568             -           4,568
                                 _____________  ____________   _____________
     Total Revenues                      6,468           991           7,459
                                 _____________  ____________   _____________

EXPENSES:
     General and administrative         52,488        19,373          76,972
                                 _____________  ____________   _____________
LOSS BEFORE INCOME TAXES               (46,020)      (18,382)        (69,513)

CURRENT TAX EXPENSE                          -             -               -

DEFERRED TAX EXPENSE                         -             -               -
                                 _____________  ____________   _____________

NET LOSS                         $     (46,020) $    (18,382)  $     (69,513)
                                 _____________  ____________   _____________

LOSS PER COMMON SHARE            $        (.11) $       (.06)  $        (.19)
                                 _____________  ____________   _____________

The accompanying notes are an integral part of these financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

          FROM THE DATE OF INCEPTION ON JANUARY 2, 2002

                      THROUGH MARCH 31, 2004


                                                                    Deficit
                                                                  Accumulated
                                     Common Stock   Capital in     During the
                               ____________________  Excess of    Development
                                Shares    Amount     Par Value       Stage
                               _________  _________ ___________    ___________
BALANCE, January 2, 2002               -  $       - $         -    $        -

Issuance of 333,333 shares of
common stock for cash of $12,000
and services rendered valued at
$4,000, or approximately $.048
per  share, January 2002         333,333        333      15,667             -

Net loss for the period ended
March 31, 2002                         -          -           -        (5,111)
                               _________  _________ ___________   ___________
BALANCE, March 31, 2002          333,333        333      15,667        (5,111)

Net loss for the year ended
March 31, 2003                         -          -           -       (18,382)
                               _________  _________ ___________   ___________
BALANCE, March 31, 2003          333,333        333      15,667       (23,493)

Issuance of 96,267 shares of
common stock for cash of
$72,200, or approximately
$.75 per share, net of
offering costs of $28,330,
April and May 2003                96,267         97      43,773            -

Net loss for the year ended
March 31, 2004                         -          -           -      (46,020)
                               _________  _________ ___________  ___________
BALANCE, March 31, 2004          429,600  $     430 $    59,440  $   (69,513)
                               _________  _________ ___________  ___________

The accompanying notes are an integral part of this financial statement.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                     STATEMENTS OF CASH FLOWS

                                   For the Year Ended       From Inception on
                                        March 31,             January 2, 2002
                              ___________________________    Through March 31,
                                  2004             2003            2004
                              _____________  ____________     _____________
Cash Flows from Operating
Activities:
 Net loss                      $    (46,020) $    (18,382)    $     (69,513)
   Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Depreciation expense             3,885           329             4,239
     Non-cash services for stock          -             -             4,000
     Changes in assets and
     liabilities:
       (Increase) in accounts
        receivable - related party   (1,142)            -            (1,142)
       (Increase) in prepaid expense   (873)            -              (873)
       Increase in accounts payable  10,508         3,816            14,360
       Increase in accounts payable
       - related party               12,000        12,723            24,723
       Increase in accrued taxes      1,528            65             1,593
                              _____________  ____________     _____________
           Net Cash (Used) by
           Operating Activities     (20,114)       (1,449)          (22,613)
                              _____________  ____________     _____________

Cash Flows from Investing Activities:
  Payments for property and
  equipment                         (28,435)       (2,033)          (31,097)
                              _____________  ____________     _____________
           Net Cash (Used) by
           Investing Activities     (28,435)       (2,033)          (31,097)
                              _____________  ____________     _____________

Cash Flows from Financing Activities:
   Advance from a shareholder             -         4,000             4,000
   Repayment of advance from a
   shareholder                       (4,000)            -            (4,000)
   Proceeds from issuance of
   common stock                      72,200             -            84,200
   Payments of stock offering
   costs                            (17,776)         (554)          (28,330)
                              _____________  ____________     _____________
           Net Cash Provided by
           Financing Activities      50,424         3,446            55,870
                              _____________  ____________     _____________

Net Increase (Decrease) in Cash       1,875           (36)            2,160

Cash at Beginning of Period             285           321                 -
                              _____________  ____________     _____________

Cash at End of Period            $    2,160  $        285     $       2,160
                              _____________  ____________     _____________

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                  $        -  $          -     $           -
       Income taxes              $        -  $          -     $           -


                           [Continued]

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]


                     STATEMENTS OF CASH FLOWS

                              [Continued]


Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the period from inception on January 2, 2002 through March 31, 2004:

     At March 31, 2003, the Company had recorded an account payable of $16,065 as deferred stock offering costs.

     In January 2002, the Company issued 83,333 shares of common stock for services rendered of $4,000.


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

     Stock Offering Costs - Costs related to proposed stock offerings are deferred and offset against the proceeds of the offering in capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering are written-off directly to expense.

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

     Restatement - The financial statements have been restated for all periods presented to reflect a 2-for-3 reverse stock split that the Company effected on June 7, 2004 [See Notes 4 and 10].

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at:

                                               March 31,
                                                 2004
                                             ___________
          Recreation equipment               $    10,282
          Office equipment                         4,665
                                             ___________
                                                  14,947

          Less:  Accumulated depreciation         (2,064)
                                             ___________
                                             $    12,883
                                             ___________

     Depreciation expense for the years ended March 31, 2004 and 2003 amounted to $1,710 and $329, respectively.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - LEASED PROPERTY AND EQUIPMENT

     Leased property and equipment consists of the following at:

                                                   March 31,
                                                     2004
                                                  ___________
          Leased exercise equipment               $    16,150

          Less:  Accumulated depreciation              (2,175)
                                                  ___________
                                                  $    13,975
                                                  ___________

     The Company has entered into a lease agreement with an entity controlled by an officer/shareholder of the Company to use the Company's exercise equipment [See Note 6]. The agreement is for five years and calls for monthly payments of approximately $381.

     Depreciation expense for the years ended March 31, 2004 and 2003 amounted to $2,175 and $0, respectively.

NOTE 4 - CAPITAL STOCK

     Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. In January 2002, in connection with its organization, the Company issued 333,333 shares of its previously authorized but unissued common stock for cash of $12,000 and services rendered valued at $4,000 (or approximately $.048 per share).

     In April and May 2003, the Company issued 96,267 shares of its previously authorized but unissued common stock for cash of $72,200 (or approximately $.75 per share). The shares were registered with the Securities and Exchange Commission on Form SB-2 and stock offering costs of $28,330 were offset against the proceeds in capital in excess of par value. The Company received $100 of the proceeds in August 2003.

     Stock Split - On June 7, 2004, the Company effected a 2-for-3 reverse stock split. The financial statements for all periods presented have been restated to reflect this stock split.

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

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

     The Company has available at March 31, 2004 unused operating loss carryforwards of approximately $52,200 which may be applied against future taxable income and which expire in various years through 2024. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of excess tax depreciation over book depreciation, related party accruals and net operating loss carryforwards are approximately $13,300 and $4,500 as of March 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $8,800 during the year ended March 31, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Advance - In July 2002, an officer/shareholder of the Company advanced $4,000 to the Company. The advance bore no interest and was due on demand. In August 2003, the Company repaid the advance.

     Equipment Lease Agreement - The Company signed an Equipment Lease Agreement with an entity controlled by an officer/shareholder of the Company to lease the Company's exercise equipment for five years at approximately $381 per month beginning April 22, 2003. Lease revenues for the years ended March 31, 2004 and 2003 amounted to $4,568 and $0, respectively. At March 31, 2004, the balance of accounts receivable related to the lease was $1,142.

     Minimum future rental receipts under the lease for the twelve-month periods ended and in aggregate are:

                      March 31,                  Amount
                     ___________              ___________
                        2005                  $     4,568
                        2006                        4,568
                        2007                        4,568
                        2008                        4,568
                        2009                            -
                                              ___________
                                              $    18,272
                                              ___________

     Management Compensation - On April 1, 2002, the Company started to accrue salary for an officer/shareholder of the Company at $1,000 per month. Salary expense for the years ended March 31, 2004 and 2003 amounted to $12,000 and $12,000, respectively. At March 31, 2004, salary totaling $24,000 had been accrued but not paid and is included in accounts payable - related party.

     Office Space - Through April 14, 2003, the Company did not have a need to rent office space. On June 11, 2003, the Company signed a Commercial and Industrial Lease with an entity controlled by an officer/shareholder of the Company to rent office space for one year at $500 per month beginning April 15, 2003. Rent expense for the years ended March 31, 2004 and 2003 amounted to $6,000 and $0, respectively.

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

NOTE 8 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                       For the Year Ended  From Inception on
                                           March 31,        January 2, 2002
                                       ___________________ Through March 31,
                                         2004        2003       2004
                                       ___________________   _____________
     Loss from operations available to
     common shareholders (numerator)   $(46,020)  $(18,382)  $ (69,513)
                                       ________   ________   _________
     Weighted average number of common
     shares outstanding used in loss per
     share for the period (denominator) 427,789    333,333     375,544
                                       ________   ________   _________

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - CONCENTRATIONS

     Accounts Receivable - All of the Company's accounts receivable at March 31, 2004 was owed by only one customer.

     Revenues - During the year ended March 31, 2004, the Company had a significant customer which accounted for 71% of the Company's total sales. The loss of this significant customer could adversely affect the Company's business and financial condition.

     Geographic Region - During the year ended March 31, 2004, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

     On May 27, 2004, a shareholders' meeting was held and a resolution passed to reverse split all of the outstanding common shares of the Company on the basis of two shares issued for every three shares previously issued effective June 7, 2004. As a result, the Company issued 80 shares of its previously authorized but unissued common stock due to rounding. The shareholders also approved an amendment to the Articles of Incorporation that will allow the Board of Directors to change the name of the Company without shareholder approval. The financial statements for all periods presented have been restated to reflect the reverse stock split.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          We have not dismissed any principal independent accountant, and no such accountant has resigned or declined to stand for re-election, since our inception in January, 2002.


Item 8(a).  Controls and Procedures

           As the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Business Experience.
--------------------

          Christopher B. Glover, Director and President. Mr. Glover is 37 years of age. He has worked as a personal physical fitness trainer in Salt Lake City, Utah, since 1997.

          Michael C. Brown, Director, Vice President and Secretary/Treasurer. Mr. Brown is 44 years old. Since 1993, he has been a manager of an Albertson's food store in Salt Lake City.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Christopher B. Glover, who is a director and our President, will file with the Securities and Exchange Commission within 10 days of the filing of this Annual Report, a Form 3, Initial Statement of Beneficial Ownership of Securities, disclosing his ownership of 166,750 shares of our Company's common stock, as a result of the Company's filing of a Form 8-A Registration Statement with the Securities and Exchange Commission on February 4, 2004.

           Michael C. Brown, who is a director and our Vice President and Secretary/Treasurer, will file with the Securities and Exchange Commission within 10 days of the filing of this Annual Report, a Form 3, Initial Statement of Beneficial Ownership of Securities, disclosing his ownership of 166,750 shares of our Company's common stock, as a result of the Company's filing of a Form 8-A Registration Statement with the Securities and Exchange Commission on February 4, 2004.

Code of Ethics.
---------------

          The Company has adopted a Code of Ethics, and it is attached to this Annual Report as Exhibit 14. See Part III, Item 13.

Audit Committee.
----------------

          The Company has not appointed an Audit Committee or adopted an Audit Committee Charter for an Audit Committee due to the fact that the Company has limited operations.

Item 10. Executive Compensation.
         -----------------------

          The following table shows the aggregate compensation that we have paid to or awarded our directors and executive officers, or that they have earned from our inception on January 2, 2002, through March 31, 2004:

                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                                      Secur-
                                     Other            ities          All
Name and   Year or                   Annual   Rest-   Under-  LTIP   Other
Principal  Period   Salary     Bonus Compen-  ricted  lying   Pay-   Comp-
Position   Ended      ($)       ($)  sation   Stock   Options outs   ensation
-----------------------------------------------------------------------------
Christopher 3/31/02  $ 0        0     0       83,333  0       0      0
B. Glover,  3/31/03  $12,000    0     0       0       0       0      0
President   3/31/04  $12,000    0     0       0       0       0      0
and Director

Michael C.  3/31/02  $ 0        0     0       0       0       0      0
Brown, VP,  3/31/03  $ 0        0     0       0       0       0      0
Sec./Treas. 3/31/04  $ 0        0     0       0       0       0      0
and Director

          Lone Moose Adventures paid Christopher B. Glover, 83,333 shares of
restricted stock for services valued at $4,000 at our inception.   We started
to accrue salary for an officer/shareholder of the Company on April 1, 2002, at $1,000 per month. At March 31, 2004, salary totaling $24,000 had been accrued but not paid.

          Tables relating to options and incentive plans have been omitted because our Company does not have any options or incentive plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own five percent or more of our issued and outstanding common stock as of the date of this Annual Report. Messrs. Glover and Brown have sole investment and sole voting power over their shares.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

American Pension              33,335                     07.7%
Services/FUB C/F
David C. Merrell
SEP IRA 3359

Christopher B. Glover           166,667                  38.8%
1438 East 8850 South
Sandy, Utah 84093

Michael C. Brown                166,667                  38.8%
569 Fox Point Lane #34-F
Salt Lake City, Utah 84107
                               --------                  -----
          TOTALS                333,333                  84.3%


Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of Lone Moose Adventures' directors and executive officers as of June 15, 2004. Each of these persons has sole investment and sole voting power over his shares.


                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

Christopher B. Glover           166,667                  38.8%
1438 East 8850 South
Sandy, Utah 84093

Michael C. Brown                166,667                  38.8%
569 Fox Point Lane #34-F
Salt Lake City, Utah 84107
                               --------                  -----
All directors and executive
officers as a group
(2 persons)                     333,333                  77.6%


Lock-In of Insiders' Shares.
----------------------------

          As a condition to the registration of our shares in the State of Utah, Messrs. Glover and Brown have entered into Promotional Shares Lock-In Agreements with us. Under these agreements, each officer has agreed not to sell, pledge or otherwise transfer their shares for a period of two years from the date of the closing of our initial public offering. During the third and fourth years from the closing date, they may each sell 2-1/2% of their shares pro rata each quarter. All restrictions under these agreements will expire on the fourth anniversary of the closing date of our initial public offering.
Our initial public offering closed on or about May 2, 2003.

Changes in Control.
-------------------

          There are no present arrangements or pledges of our securities which may result in a change in control of Lone Moose Adventures; however, we have been in negotiations with a number of companies that are interested in effecting a "reverse" reorganization or merger with us as a means of becoming a publicly-held company. If any one of these transactions were completed, it would result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which we were or are to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, except that we lease 16 spin bikes to Two Cliffs, LC, for $380.64
per month. Our President is the manager of Two Cliffs.   We also lease from
Two Cliffs 1,400 square feet in a 6,000 square foot building for $500.00 a month.

          Other than the issuance of a total of 333,333 "unregistered" and "restricted" shares to Messrs. Glover and Brown, we have not entered into any transactions with any person who may be deemed to be a promoter or founder of our Company.

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

Reports on Form 8-K
-------------------

        8-K Current Report dated May 27, 2004, and filed with the Securities and Exchange Commission June 2, 2004, regarding the computation of our reverse split.

Exhibit
Number               Description
------               -----------

  3                  Articles of Amendment to Articles of Incorporation

 14                  Code of Ethics

 31.1                302 Certification of Christopher B. Glover

 31.2                302 Certification of Michael C. Brown

 32.1                906 Certification

DOCUMENTS INCORPORATED BY REFERENCE:

     SB-2 Registration Statement, as amended.

     10-KSB Annual Report for the fiscal year ended March 31, 2003.

     Definitive Proxy Statement filed May 17, 2004.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

          The following is a summary of the fees billed to Lone Moose by its principal accountants during the calendar years ended December 31, 2003 and 2002:

          Fee category          2004     2003
          ------------          ----     ----
          Audit fees           $5,100  $3,883
          Audit-related fees   $    0  $    0
          Tax fees             $2,055  $    0
          All other fees       $    0  $    0
                               ------  ------
          Total fees           $7,155  $3,883

          Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

          Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Lone Moose Adventures' financial statements and are not reported under "Audit fees."

          Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

          All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LONE MOOSE ADVENTURES, INC.


Date: 6/16/2004                    By /s/ Christopher B. Glover
     ----------                      ---------------------------------
                                     Christopher B. Glover, President and
                                     Director

     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   LONE MOOSE ADVENTURES, INC.


Date: 6/16/2004                    /s/ Christopher B. Glover
     ----------                    ---------------------------------
                                   Christopher B. Glover, President and
                                   Director


Date: 6/16/2004                    /s/ Michael C. Brown
     ----------                    ----------------------------------
                                   Michael C. Brown, Vice President,
                                   Secretary/Treasurer/Controller/CFO and
                                   Director