Form 10QSB
period 2004-06-30
LONE MOOSE ADVENTURES INC
filed 2004-07-22
CIK 1170848

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------

                       Commission File No. 000-50572

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

                              June 30, 2004

                                 429,680
                                 -------


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

                          JUNE 30, 2004

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                       PAGE

        Unaudited Condensed Balance Sheets,
             June 30, 2004 and March 31, 2004                         2


        Unaudited Condensed Statements of Operations,
             for the three months ended June 30, 2004
             and 2003 and for the period from inception on
             January 2, 2002 through June 30, 2004                    3


        Unaudited Condensed Statements of Cash Flows,
             for the three months ended June 30, 2004
             and 2003 and for the period from inception on
             January 2, 2002 through June 30, 2004                    4


           Notes to Unaudited Condensed Financial Statements     5 - 10

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS
                                                   June 30,    March 31,
                                                     2004         2004
                                                 ___________  ___________
CURRENT ASSETS:
  Cash                                           $     1,545  $     2,160
  Accounts receivable - related party                  1,142        1,142
  Prepaid expense                                          -          873
                                                 ___________  ___________
        Total Current Assets                           2,687        4,175

PROPERTY AND EQUIPMENT, net                           12,350       12,883

LEASED PROPERTY AND EQUIPMENT, net                    13,400       13,975
                                                 ___________  ___________
                                                 $    28,437  $    31,033
                                                 ___________  ___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                               $    17,885  $    14,360
  Accounts payable - related party                    27,723       24,723
  Advance from a shareholder                               -            -
  Accrued taxes                                        1,717        1,593
                                                 ___________  ___________
        Total Current Liabilities                     47,325       40,676
                                                 ___________  ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   429,680 and 429,600 shares issued
   and outstanding, respectively                         430          430
  Capital in excess of par value                      59,440       59,440
  Deficit accumulated during the
   development stage                                 (78,758)     (69,513)
                                                 ___________  ___________
        Total Stockholders' Equity (Deficit)         (18,888)      (9,643)
                                                 ___________  ___________
                                                 $    28,437  $    31,033
                                                 ___________  ___________



Note: The balance sheet at March 31, 2004 was taken from the audited financial statements at that date and condensed.


The accompanying notes are an integral part of these unaudited condensed financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                          For the Three      From Inception
                                           Months Ended       on January 2,
                                            June 30,          2002 Through
                                      _____________________      June 30,
                                        2004        2003          2004
                                      __________ __________  ______________
REVENUES:
  Recreation services                 $      800 $      950  $        3,691
  Equipment lease rent                     1,142      1,142           5,710
                                      __________ __________  ______________
        Total Revenues                     1,942      2,092           9,401

EXPENSES:
  General and administrative              11,187      7,498          88,159
                                      __________ __________  ______________

LOSS BEFORE INCOME TAXES                  (9,245)    (5,406)        (78,758)

CURRENT TAX EXPENSE                            -          -               -

DEFERRED TAX EXPENSE                           -          -               -
                                      __________ __________  ______________
NET LOSS                              $   (9,245)$   (5,406) $      (78,758)
                                      __________ __________  ______________

LOSS PER COMMON SHARE                 $     (.02)$     (.01) $         (.21)
                                      __________ __________  ______________





The accompanying notes are an integral part of these unaudited condensed financial statements.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                          For the Three      From Inception
                                           Months Ended       on January 2,
                                            June 30,          2002 Through
                                      _____________________      June 30,
                                        2004        2003          2004
                                      __________ __________  ______________
Cash Flows from Operating Activities:
  Net loss                            $   (9,245)$   (5,406) $      (78,758)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation expense                   1,108        645           5,347
    Non-cash services for stock                -          -           4,000
    Changes in assets and liabilities:
     (Increase) in accounts receivable
     - related party                           -     (1,142)         (1,142)
     Decrease (Increase) in prepaid
     expense                                 873     (7,452)              -
     Increase (Decrease) in accounts
     payable                               3,525     (3,834)         17,885
     Increase in accounts payable -
     related party                         3,000      4,500          27,723
     Increase in accrued taxes               124        501           1,717
                                      __________ __________  ______________
        Net Cash Provided (Used) by
        Operating Activities                (615)   (12,188)        (23,228)
                                      __________ __________  ______________
Cash Flows from Investing Activities:
 Payments for property and equipment           -    (26,134)        (31,097)
                                      __________ __________  ______________
        Net Cash (Used) by
        Investing Activities                   -    (26,134)        (31,097)
                                      __________ __________  ______________
Cash Flows from Financing Activities:
 Advance from a shareholder                    -          -           4,000
 Repayment of advance from a shareholder       -          -          (4,000)
 Proceeds from issuance of common stock        -     72,100          84,200
 Payments of stock offering costs              -    (17,776)        (28,330)
                                      __________ __________  ______________
        Net Cash Provided (Used) by
        Financing Activities                   -     54,324          55,870
                                      __________ __________  ______________
Net Increase (Decrease) in Cash             (615)    16,002           1,545

Cash at Beginning of the Period            2,160        285               -
                                      __________ __________  ______________
Cash at End of the Period             $    1,545 $   16,287  $        1,545
                                      __________ __________  ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $        - $        -  $            -
   Income taxes                       $        - $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 For the period from inception on January 2, 2002 through June 30, 2004:
  In March 2003, the Company recorded an account payable of $16,065 as deferred stock offering costs.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Stock Split - The financial statements have been restated for all periods presented to reflect a 2-for-3 reverse stock split that the Company effected on June 7, 2004.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                June 30,    March 31,
                                                  2004         2004
                                              ___________  ___________
          Recreation equipment                $    10,282  $    10,282
          Office equipment                          4,665        4,665
                                              ___________  ___________
                                                   14,947       14,947

          Less: Accumulated depreciation           (2,597)      (2,064)
                                              ___________  ___________
                                              $    12,350  $    12,883
                                              ___________  ___________

  Depreciation expense for the three months ended June 30, 2004 and 2003 amounted to $532 and $209, respectively.

NOTE 3 - LEASED PROPERTY AND EQUIPMENT

  Leased property and equipment consists of the following:

                                                June 30,    March 31,
                                                  2004         2004
                                              ___________  ___________
          Leased exercise equipment           $    16,150  $    16,150

          Less accumulated depreciation            (2,750)      (2,175)
                                              ___________  ___________
                                              $    13,400  $    13,975
                                              ___________  ___________

  The Company has entered into a lease agreement with an entity controlled by an officer/shareholder of the Company to use the Company's exercise equipment [See Note 6]. The agreement is for five years and calls for monthly payments of $381.

  Depreciation expense for the three months ended June 30, 2004 and 2003 amounted to $575 and $436, respectively.

NOTE 4 - CAPITAL STOCK

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. In January 2002, in connection with its organization, the Company issued 333,500 shares of its previously authorized but unissued common stock for cash of $12,000 and services rendered valued at $4,000 (or $.048 per share).

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

  Stock Split-On June 7, 2004, the Company effected a 2-for-3 reverse stock split. The financial statements for all periods presented have been restated to reflect this stock split. As a result, the Company issued 80 additional shares of common stock due to rounding.

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

  The Company has available at June 30, 2004 unused operating loss carryforwards of approximately $59,000 which may be applied against future taxable income and which expire in various years through 2024. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of excess tax depreciation over book depreciation, related party accruals and net operating loss carryforwards, are approximately $15,100 and $13,300 as of June 30, 2004 and March 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,800 during the three months ended June 30, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Advance - In July 2002, an officer/shareholder of the Company advanced $4,000 to the Company. The advance bore no interest and was due on demand. In August 2003, the Company repaid the advance.

  Equipment Lease Agreement - The Company signed an Equipment Lease Agreement with an entity controlled by an officer/shareholder of the Company to lease the Company's exercise equipment for five years at approximately $381 per month beginning April 22, 2003. Lease revenues for the three months ended June 30, 2004 and 2003 amounted to $1,142 and $1,142, respectively. The Company will receive approximately $4,568 each year under the lease, totaling $22,838. At June 30, 2004 the balance of accounts receivable related to the lease was $1,142.

  Management Compensation - On April 1, 2002, the Company started to accrue salary for an officer/shareholder of the Company at $1,000 per month. Salary expense for the three months ended June 30, 2004 and 2003 amounted to $3,000 and $3,000, respectively. At June 30, 2004, $24,000 of salary had been accrued but not paid and is included in accounts payable - related party.

  Office Space - Through April 14, 2003, the Company did not have a need to rent office space. On June 11, 2003, the Company signed a Commercial and Industrial Lease with an entity controlled by an officer/shareholder of the Company to rent office space for one year at $500 per month beginning April 15, 2003. Rent expense for the three months ended June 30, 2004 and 2003 amounted to $1,500 and $1,500, respectively.

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

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                          For the Three      From Inception
                                           Months Ended       on January 2,
                                            June 30,          2002 Through
                                      _____________________      June 30,
                                        2004        2003          2004
                                      __________ __________     ___________
   Loss from operations available
   to common shareholders
   (numerator)                        $   (9,245)$   (5,406)    $   (78,758)
                                      __________  _________     ___________
   Weighted average number of
   Common shares outstanding
   used in loss per share for the
   period (denominator)                  429,600    422,317         380,950
                                      __________  _________     ___________

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

Geographic Region - During the three months ended June 30, 2004, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

                   LONE MOOSE ADVENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10   SUBSEQUENT EVENT

Proposed Acquisition   The Company is proposing to enter into an agreement and
plan of reorganization wherein the Company would issue approximately 17,511,791 shares of common stock to Southwest shareholders and would reserve an additional 1,637,500 shares for issuance upon exercise of outstanding Southwest options and warrants and would acquire all the issued and outstanding shares of Southwest Casino and Hotel Corp. ("Southwest"). If the acquisition is closed, the former shareholder interests of Southwest (including common stock, preferred stock, option, warrant and debenture holders), along with holders of certain demand notes, will own approximately 93% of the combined enterprise.

The proposed acquisition is subject to the completion of various events including a forward stock split (to be effected by dividend), cancellation of approximately 333,500 shares by current members of management and the issuance of approximately 850,000 shares for services rendered and expenses related to the acquisition. The Company would have approximately 1,589,000 shares outstanding just prior to closing of the acquisition and prior to the proposed forward stock split.

Final consummation of the acquisition is not guaranteed and is subject to various conditions to closing pursuant to a definitive agreement.


Immediately after the merger, the Company anticipates that it will sell its adventure tour business to the two founders of the Company in exchange for assumption of liabilities.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          Lone Moose began its operations in May, 2002. To date, it has conducted 21 day hikes in the Wasatch mountains of northern Utah and has received revenues of $3,691. The Company also leases equipment and to date has received revenues of $5,710 from this equipment lease. During the next 12 months, management intends to commence the business of conducting other types of adventure tours in Utah. These include mountain biking, rock climbing (subject to availability of liability insurance), snow shoeing and split boarding. There can be absolutely no assurance that the Company's operations will be successful.

          Our President provides us with rent-free office space and our management has verbally agreed not to accept any compensation until we are operating profitably.

Results of Operations.
----------------------

          During the quarterly period ended June 30, 2004, we received total revenues of $1,942 and had a net loss of $(9,245). We received $2,092 in revenues for the three months ended June 30, 2003 and, we had a net loss of $(5,406) during that three month period.

Liquidity.
----------

          At June 30, 2004, we had $28,437 in current assets, with total current liabilities of $47,325. Total stockholder's equity was ($18,888). During the next 12 months, management intends to commence the business of conducting other types of adventure tours in Utah. These include mountain biking, rock climbing (subject to availability of liability insurance), snow shoeing and split boarding. There can be absolutely no assurance that the Company's operations or our offering will be successful.

Item 3.   Controls and Procedures.
----------------------------------

           As the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Item 5.   Other Information.
----------------------------

          On July 2, 2004, we announced an agreement in principal to acquire Southwest Casino and Hotel Corp. ("Southwest") whereby Southwest stockholders (including common, preferred, option, warrant and debenture holders), along with holders of certain Demand Notes, will own approximately 92.6% of the
post-closing outstanding common stock of Lone Moose.   There is no assurance
this transaction will be completed. For more information regarding this transaction see the 8-K Current Report dated July 2, 2004, and filed with the Securities and Exchange Commission on July 2, 2004. See Item 6.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1  302 Certification of Christopher B. Glover

               31.2  302 Certification of Michael C. Brown

               32    906 Certification

          (b)  Reports on Form 8-K.

               8-K Current Report dated July 2, 2004, and filed with the Securities and Exchange Commission on July 2, 2004, regarding an agreement to acquire Southwest Casino and Hotel Corp.

                               SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LONE MOOSE ADVENTURES, INC.



Date: 7/16/04                         By/S/Christopher B. Glover
     --------------                   -------------------------------------
                                        Christopher B. Glover
                                        President and Director


Date: 7/16/04                         By/S/Michael C. Brown
     --------------                   -------------------------------------
                                        Michael C. Brown
                                        Secretary/Treasurer/Controller/CFO
                                        and director