Form 10QSB
period 2004-09-30
SOUTHWEST CASINO CORP
filed 2004-11-15
CIK 1170848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period From To

Commission file number

SOUTHWEST CASINO CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	87-0686721
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2001 Killebrew Drive, Suite 350, Minneapolis, Minnesota 55425
(Address of principal executive offices)

(952) 953-9990
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,953,386

Transitional Small Business Disclosure Format (check one):    Yes  ☐           No ☒

SOUTHWEST CASINO CORPORATION

FORM 10-QSB

SEPTEMBER 30, 2004

In this Form 10-QSB, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOUTHWEST CASINO CORPORATION

SOUTHWEST CASINO CORPORATION

CONSOLIDATED BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2004

CURRENT ASSETS
Cash and Cash Equivalents	$1,313,712
Accounts Receivable	178,885
Management Fees Receivable	153,035
Inventories	161,454
Prepaid Expenses	383,360
Total Current Assets	2,190,446
PROPERTY AND EQUIPMENT
Real Estate Options	616,035
Construction in Progress	1,121,729
Leasehold Improvements	13,545,909
Furniture and Equipment	6,247,772
Accumulated Depreciation	(6,795,365)
Net Property and Equipment	14,736,080
OTHER ASSETS
Contract Rights and Finance Costs	1,439,085
Deposits	120,024
Deferred Tax Asset	842,000
Total Other Assets	2,401,109
TOTAL ASSETS	$19,327,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,226,353
Accounts Payable - Construction in Progress	331,880
Accrued Expenses	927,349
Notes Payable	478,159
Current Portion of Long-Term Debt	684,290
Convertible Subordinated A Debentures - 9.25%	150,000
Accrued Interest Payable	101,750
Accrued Liabilities - Related Party	630,620
Total Current Liabilities	4,530,401
LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	8,385,766
STOCKHOLDERS’ EQUITY
Common Stock, $.001 Par Value; 50,000,000 Shares Authorized 19,250,386 Shares Issued and Outstanding	19,250
Preferred Warrants	6,000
Additional Paid-in Capital	16,636,462
Accumulated Deficit	(10,250,244)
Total Stockholders’ Equity	6,411,468
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,327,635

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	The Nine Months Ended September 30, 2004	The Nine Months Ended September 30, 2003	The Three Months Ended September 30, 2004	The Three Months Ended September 30, 2003
REVENUES
Casino	$11,964,323	$11,687,730	$4,094,896	$4,329,415
Food & Beverage/Hotel	346,285	402,025	154,080	182,290
Management and Consulting	3,240,787	2,453,388	862,022	781,140
Entertainment	102,430	139,512	84,047	104,163
Other	70,952	132,948	25,908	22,292
Total Revenue	15,724,777	14,815,603	5,220,953	5,419,300
EXPENSES
Casino	8,871,124	8,621,416	3,010,979	3,132,001
Food & Beverage/Hotel	1,197,170	1,086,483	436,688	389,156
Corporate Expense	2,903,237	1,761,262	1,506,145	537,559
Project Development Costs	836,763	1,239,987	267,284	523,876
Entertainment	185,861	262,919	145,051	181,757
Depreciation and Amortization	1,743,100	1,183,379	748,439	392,566
Total Expenses	15,737,255	14,155,446	6,114,586	5,156,915
Income (Loss) from Operations	(12,478)	660,157	(893,633)	262,385
OTHER INCOME (EXPENSE)
Interest Income	8,622	83,244	830	20,553
Interest Expense	(903,463)	(778,599)	(343,628)	(279,544)
Gain (Loss) on Disposition of Property and Equipment	(9,909)	(38,021)	(4,992)	11,330
Income from Debt Forgiveness	9,219	40,355	—	—
Total Other Income (Expense)	(895,531)	(693,021)	(347,790)	(24 7,661)
Income (Loss) from Continuing Operations Before Income Taxes	(908,009)	(32,864)	(1,241,423)	14,724
Income Tax (Expense) Benefit	—	10,200	133,000	—
Minority Interest in Income of Consolidated Subsidiaries	10,000	—	—	—
Equity (loss) of Unconsolidated Subsidiary
Net of Tax Benefit	(2,351,733)	—	(1,902,148)	—
Income (Loss) from Continuing Operations	(3,249,742)	(22,664)	(3,010,571)	14,724
DISCONTINUED OPERATIONS
Loss from Discontinued Operations	(256,582)	(543,214)	—	(68,470)
Income Tax Benefit	—	67,640	(42,600)	—
Total Discontinued Operations	(256,582)	(475,574)	(42,600)	(68,470)
NET INCOME (LOSS)	$(3,506,324)	$(498,238)	$(3,053,171)	$(53,746)
Earnings Per Share
Basic and Diluted
Income (Loss) from Continuing Operations	$(0.37)	$(0.01)	$(0.19)	$—
Discontinued Operations	(0.03)	(0.13)	(0.00)	(0.02)
Net Income	$(0.40)	$(0.14)	$(0.19)	$(0.02)
Weighted Average Shares Outstanding	8,836,635	3,724,286	15,918,512	3,724,286

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	The Nine Months Ended September 30, 2004	The Nine Months Ended September 30, 2003

Cash Flows from Operating Activities:
Net Income (Loss)	$(3,506,324)	$(498,238)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Minority Interest	(10,000)	—
Depreciation and Amortization	1,777,422	1,337,622
Loss (Gain) on Sale of Assets	9,909	38,021
Equity (Loss) on Unconsolidated Subsidiary	2,351,733	—
Non Cash Compensation for Stock Issued	292,500	—
(Income) from Debt Forgiveness	—	(40,355)

Change in Current Assets and Liabilities:
(Increase) Decrease in Receivables	300,823	162,069
(Increase) Decrease in Inventories	8,798	(45,064)
(Increase) Decrease in Prepaid Expenses	186,486	25,584
(Increase) Decrease in Deferred Tax Asset	—	(122,993)
Increase (Decrease) in Accounts Payable	504,953	62,696
Increase (Decrease) in Accrued Expenses	438,617	(142,713)
Increase (Decrease) in Accrued Interest Payable	(233,744)	(26,165)

Net Cash Provided by (Used in) Operating Activities	2,121,173	750,464

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	30,505	21,032
Purchase of Property and Equipment	(2,784,075)	(1,116,118)
Proceeds from Principal Received on Long-Term Notes Receivable	402,686	945,103
(Increase) Decrease in Deposits	37,940	(1,240)
Investment in Unconsolidated Subsidiary	(2,242,166)	—
Net Cash Provided by (Used in) Investing Activities	(4,555,110)	(151,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings	1,195,405	400,324
Proceeds from Line of Credit	350,000	—
Proceeds from Convertible Demand Notes, net of issuance net of issuance costs of $182,240	2,449,760	—
Principal Payments on Borrowings	(773,701)	(1,233,995)
Payment of Financing Costs	(79,605)	—
Proceeds from Outside Investors - Minority Interest	10,000	—
Proceeds from Issuance of Preferred Stock & Warrants	5,000	250
Proceeds from Issuance of Common stock	75,000	—
Payment of Subordinated Debentures	(212,500)	(34,645)

Net Cash Provided by (Used in) Financing Activities	3,019,359	(868,066)

Net Increase (Decrease) in Cash and Cash Equivalents	585,422	(268,825)

CASH AND CASH EQUIVALENTS
Beginning of Year	728,290	1,548,811
End of Year	$1,313,712	$1,279,986

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$903,463	$778,599
Cash Paid for Income Taxes	$—	$45,153

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Southwest Casino Corporation

The current structure of Southwest Casino Corporation resulted from a July 22, 2004 reorganization consummated by Lone Moose Adventures, Inc. (now Southwest Casino Corporation), a Nevada corporation, Lone Moose Acquisition Corporation, a Minnesota corporation and wholly-owned subsidiary of Lone Moose Adventures, Southwest Casino and Hotel Corp., a Minnesota corporation, and certain shareholders of Lone Moose Adventures.  In the reorganization, Lone Moose Acquisition Corporation merged with and into Southwest Casino and Hotel Corp.  Southwest Casino and Hotel Corp was the surviving corporation in that merger and became a wholly-owned subsidiary of Lone Moose Adventures.  Lone Moose Adventures changed its name to Southwest Casino Corporation immediately after that merger.

In the reorganization, Lone Moose Adventures (now Southwest Casino Corporation) issued 16,161,343 shares of its common stock to shareholders of Southwest Casino and Hotel Corp. to acquire 100% of the issued and outstanding shares of common stock, series C convertible preferred stock, and other convertible securities of Southwest Casino and Hotel Corp.  The reorganization represents a recapitalization of Southwest Casino Corporation with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded.  A recapitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective operating control after the transaction.  Southwest Casino Corporation continues as the surviving reporting entity after the reorganization and the former shareholders of Southwest Casino and Hotel Corp. acquired approximately 92% of the Company's common stock.

Southwest Casino Corporation, through its direct and indirect, wholly-owned subsidiaries, operates three casinos in Cripple Creek, Colorado and manages native-American gaming facilities under contractual agreements.  Southwest Casino Corporation’s operations include the following consolidated subsidiaries:

Southwest Casino and Hotel Corp.

Southwest Casino and Hotel Corp. was formed in 1992 and provides management consulting services for casinos under contractual agreements and owns and operates Uncle Sam’s Casino in Cripple Creek, Colorado.  Southwest Casino and Hotel Corp. leases the building in which Uncle Sam’s operates under a five-year lease that expires in April 2009.

Gold Rush I, LLC

Gold Rush I, LLC, was formed during 1999 and owns and operates the Gold Rush Hotel and Casino and Gold Digger’s Casino in Cripple, Creek Colorado. Gold Rush I, LLC leases the property in which Gold Rush and Gold Digger’s operate under a long-term capital lease.

Southwest Entertainment. Inc.

Southwest Entertainment, Inc., located in Minneapolis, Minnesota, was formed on November 4, 1998. The company operates an outdoor amphitheatre for entertainment events in Cripple Creek, Colorado.

Southwest Casino Deadwood, LLC

Southwest Casino Deadwood LLC was formed on December 7, 1999 and began operating B.B. Cody’s Casino in Deadwood, South Dakota under lease in July 2000.  During December 2003, the Company decided to discontinue operations in Deadwood. (See Note 10).

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

North Metro Harness Initiative, LLC.

North Metro Harness Initiative, LLC, (a development stage Minnesota limited liability company), was formed on June 16, 2003 for the purpose of developing, owning, and operating a horse race track and card room north of Minneapolis, Minnesota, in Anoka County.  North Metro was denied a license by the Minnesota Racing Commission on October 21, 2004.  North Metro is currently pursuing reconsideration of its license application by the Minnesota Racing Commission as well as evaluating other options under Minnesota law.

SW Missouri, LLC

SW Missouri, LLC is a 30% shareholder in Southwest Missouri Gaming, LLC, which was pursuing state and local regulatory approval and acquiring property for a riverboat casino in Rockaway Beach, Missouri.  This initiative was defeated in a statewide primary election held on August 3, 2004.  Southwest Missouri Gaming, LLC is currently evaluating it options for continuing this opportunity.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2003.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southwest Casino Corporation and its wholly-owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has incurred losses during the nine months ended September 30, 2004 and is evaluating its ability to realize the estimated deferred tax assets.  As a result, the Company has not recorded additional deferred tax assets related to net operating losses for the nine months ended September 30, 2004, as the realization of those assets is not assured.

Deferred financing and offering costs

Costs associated with financing activities are capitalized and amortized over the life of the related debt. Offering costs incurred to raise equity are recorded as a deferred asset and charged against proceeds of the offering.

Investments

Investments in entities where the Company has more than a 20% but less than a 50% financial and voting interest are recorded on the equity method of accounting.  When the Company has an investment in excess of 50% but less

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

than 100%, the Company consolidates the entity and adjusts the investment by minority interest holder for the portion of the income or loss allocable to the minority owner.

Earnings per share

Weighted average shares have not been adjusted for dilutive securities because the impact of the calculation would have been anti-dilutive.

NOTE 3- PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverage provided gratuitously to customers, which was approximately $920,000, and $789,000 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 4-INVESTMENT

During the nine months ended September 30, 2004 the Company established a separate entity (SW Missouri, LLC) that invested in Southwest Missouri Gaming, LLC (SMG).  SMG was established to own and operate a riverboat casino in Rockaway Beach, Missouri.  SW Missouri owns 30% of SMG and has contributed $3,835,960 to SMG.  SMG is 70% owned by an unrelated party who has contributed $10,142,806. Amounts expended by the Company before formation of SMG were counted as part of SW Missouri’s contribution to SMG. As of September 30, 2004 the Company has written off its entire investment due to the failure of a proposed amendment to the Missouri constitution on August 3, 2004 that was required for this project to proceed.  Along with the City of Rockaway Beach, Missouri, the Company is evaluating whether to continue to pursue this opportunity.

Upon establishing SMG, the Company adopted the equity method of accounting for its investment in SMG.  Accordingly, the Company’s allocable portion of net income (loss) has been identified as equity earnings (loss) of unconsolidated subsidiaries on the accompanying consolidated income statement.  For the nine months ended September 30, 2004 and 2003, the total loss related to the Rockaway Beach, Missouri development activities was $2,351,733 and $898,299, respectively.

NOTE 5- LINE OF CREDIT

The Company may borrow up to $450,000 under a revolving line of credit.  Interest is payable at a variable rate (5.5% as of September 30, 2004). The line is due January 19, 2005, and is collateralized by substantially all assets of the Company.  At September 30, 2004, the line had a balance of $446,292 with $3,708 available to draw.  The line of credit is included in notes payable on the accompanying balance sheet.

The Company has entered into a collateral agreement and promissory note to collateralize a $500,000 bond related to the development of North Metro Harness Initiative, LLC. The promissory note is due on June 1, 2005, with a variable interest ratio (currently 5%). At September 30, 2004, the note had not been drawn. The note is personally guaranteed by four stockholders of the Company.

NOTE 6 – CONVERTIBLE DEMAND NOTES

Effective June 29, 2004, Southwest Casino and Hotel Corp. issued $2,632,000 of convertible demand notes.  These notes accrued interest at the rate of 8% per year and were due on September 27, 2004.  Under the terms of the notes, the principal amount and accrued interest converted automatically to shares of Company common stock at a rate of $1.00 per share upon consummation of the reorganization of the Company completed July 22, 2004.  Under the terms of the reorganization, Southwest Casino Corporation issued a total of 2,649,551 shares of common stock to the former holders of these notes.

NOTE 7- LONG-TERM DEBT

During the nine months ended September 30, 2004, the Company received approximately $1,145,000 from the

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

proceeds of debt financing of equipment and software for its casino operations. The debt has an interest rate of 14.2%, and is due in monthly installments of principal and interest of approximately $34,900, with a maturity date of February 1, 2007.

Minimum principal payments on long-term debt, excluding capital leases, through the maturity of the debt are as follows:

Twelve Months Ended September 30,	Amount
2005	$294,311
2006	339,013
2007	371,226

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 50,000,000 shares of common stock with a par value of $.001.  Each share of common stock is entitled to one vote on all matters submitted to shareholders.  Under the terms of a gaming license held by a subsidiary of the Company, the Company must amend its Articles of Incorporation to provide that all shares of common stock are subject to redemption, at the discretion of the Board of Directors, at fair market value if an owner is determined to be a disqualified holder.  A disqualified holder is a stockholder whose ownership of Company stock or refusal to provide information to the Company or any applicable gaming authorities may result in the disapproval, modification or non-renewal of any contract, license or franchise related to the Company’s gaming operations.

During the nine months ended September 30, 2004, the Company issued the following shares of common stock:

On June 28, 2004, the Company completed a 3-for-2 split of its shares that reduced the number of shares outstanding from 644,400 to 429,680.

On July 13, 2004, the Company completed a 1-for-7.4672 split of its shares that increased the number of shares outstanding from 429,680 to 3,208,550.

On July 14, 2004, the Company issued 1,500,000 shares of its common stock under the terms of stock purchase agreements entered into on June 29, 2004.

On July 22, 2004, in connection with the Company’s reorganization, the Company issued 16,161,343 shares of its common stock to the former holders of Southwest Casino and Hotel Corp. common stock, series C preferred stock, and convertible securities.  The Southwest Casino and Hotel Corp. securities acquired by the Company included the following securities issued by Southwest Casino and Hotel Corp. during the first nine months of 2004:

•                  On July 15, 2004, 375,000 shares of common stock issued in exchange for personal guarantees of promissory note (see note 5).

•                  On July 22, 2004, 5,299,102 shares of common stock issued to the holders of Southwest Casino and Hotel Corp. 8% convertible debentures upon consummation of the Company’s reorganization.

Also in connection with the Company’s July 22, 2004 reorganization, the Company issued 150,000 shares of common stock in connection with an indemnification agreement for the Company, and 719,865 shares of common stock under the terms of an introduction agreement with the Company.

In addition, on July 22, 2004 the Company cancelled 2,149,212 shares of common stock held by the founding shareholders of Lone Moose Adventures, Inc.  In consideration of (a) the cancellation of these shares, (b) the agreement of the founding shareholders to indemnify the Company against any liabilities arising from the operation of Lone Moose Adventures, Inc. before the reorganization, and (c) the assumption by the founding shareholders of

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

all of the liabilities of the Company’s former adventure tour business, the Company sold to the founding shareholders substantially all of the assets of the Company’s former adventure tour business.

NOTE 9 – OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES

On July 15, 2004, Southwest Casino and Hotel Corp. shareholders approved the Southwest Casino and Hotel Corp. 2004 Stock Incentive Plan that had been adopted by the company’s Board of Directors effective June 1, 2004.  Under the terms of the reorganization completed July 22, 2004, Southwest Casino Corporation assumed the rights and obligations of Southwest Casino and Hotel Corp. under this plan.  The plan permits Southwest Casino Corporation to issue incentive awards to all employees of Southwest Casino Corporation or any of its subsidiaries and any non-employee directors, consultants or independent contractors of the Company or any of its subsidiaries. Incentive awards under the plan include “incentive options” under Section 422 of the Internal Revenue Code of 1986, “non-statutory stock options” that do not qualify for “incentive option” treatment, stock appreciation rights, restricted stock awards, performance units and stock bonuses.  A maximum of 1,500,000 shares of Southwest Casino Corporation common stock are reserved for issuance under the plan. During the first nine months of 2004, Southwest Casino Corporation issued one incentive stock option to acquire 50,000 shares of common stock at a price of $1.00 per share.

In addition to the assumption of the 2004 Stock Incentive Plan, Southwest Casino Corporation assumed outstanding non-plan options to acquire shares of Southwest Casino and Hotel Corp. common stock as part of its reorganization.  The Company assumed obligations to acquire 675,000 shares of its common stock at price of $.12 per share. Southwest Casino and Hotel Corp. did not issue any non-plan options during the nine months ended September 30, 2004.

As part of the July 22, 2004 reorganization, Southwest Casino Corporation assumed outstanding warrants of Southwest Casino and Hotel Corp. to acquire 937,500 shares of the Company’s common stock.  These warrants are exercisable at prices ranging from $.12 to $.20 per share as of September 30, 2004 and expire at various times through April 13, 2009. The Company assumed warrants issued during the nine months ended September 30, 2004 to acquire 550,000 shares of Southwest Casino Corporation common stock at a price of $.12 per share.

During the first nine months of 2004, Southwest Casino and Hotel Corp. offered to redeem its outstanding Series A 9.25% Convertible Subordinated Debentures with an aggregate principal amount of $362,500. Upon consummation of the reorganization, Southwest Casino Corporation assumed Southwest Casino and Hotel Corp.’s obligations under the debentures and the offer to redeem the debentures. During the nine months ended September 30, 2004, Southwest Casino Corporation redeemed Series A Debentures in an aggregate principal amount of $212,500.

NOTE 10- DISCONTINUED OPERATIONS AND IMPAIRMENT

During 2003, as a result of continued losses from operations, the Company decided to discontinue the operation of its casino in Deadwood, South Dakota.  As a result, during 2004, the Company sold or abandoned certain assets and transferred the remaining assets to other casino operations.  As of December 31, 2003, the value of the assets sold was recorded as assets held for sale on the accompanying balance sheet.  For the year ended December 31, 2003, the Company recorded a loss of $282,550 for the difference between the net book value of the assets sold or abandoned and the net proceeds received subsequent to December 31, 2003.  During the nine months ended September 30, 2004, the Company incurred an additional loss on disposal of assets of approximately $50 related to this discontinued operation.

Revenues from the Deadwood Casino totaled approximately $263,187 and $1,357,329 for the nine months ended September 30, 2004 and 2003, respectively, and are included in the casino operations segment.

 NOTE 11- RELATED PARTY TRANSATIONS

The Company has a liability to certain officers and stockholders for unpaid compensation and expense

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

reimbursements of $250,161 and $353,376 as of September 30, 2004 and 2003, respectively.   In addition, the Company has accrued a $357,670 potential expense related to its investment in SMG.

NOTE 12- SEGMENT INFORMATION

Segment information related to the nine months ended September 30, 2004 follows:

	Casino Operations	Casino Management	Casino Development	Reconciling Items	Total
Revenues	$12,747,177	$3,240,787	—	$(263,187)	$15,724,777
Interest revenue	—	8,622	—	—	8,622
Interest expense	846,116	57,347	—	—	903,463
Depreciation & amortization	1,599,346	178,076	—	(34,322)	1,743,100
Segment profit (loss) beforeincome taxes	(260,564)	(429,138)	(474,889)	256,852	(908,009)
Income tax expense (benefit)	—	—	—	—	—
Segment assets	15,138,488	2,593,963	1,595,184	—	19,327,635
Expenditure for segment assets	1,714,905	10,123	1,059,047	—	2,784,075

Segment information related to the nine months ended September 30, 2003 follows:

	Casino Operations	Casino Management	Casino Development	Reconciling Items	Total
Revenues	$13,719,544	$2,453,388	—	$(1,357,329)	$14,815,603
Interest revenue	—	83,244	—	—	83,244
Interest expense	751,786	27,221	—	(408)	778,599
Depreciation & amortization	1,395,257	8,840	—	(220,718)	1,183,379
Segment profit (loss) before income taxes	(115,755)	779,664	(1,239,987)	543,214	32,864
Income tax expense (benefit)	(15,640)	105,360	(167,560)	67,640	(10,200)
Segment assets	15,581,268	3,309,296	286,730	—	19,177,294
Expenditure for segment assets	881,318	10,853	223,947	—	1,116,118

NOTE 13- LAND OPTION AGREEMENTS

The Company, through North Metro Harness Initiative, LLC, has a real estate option agreement for the purchase of approximately 165 acres of land. The option agreement commenced on March 1, 2003 and shall expire on August 1, 2005. Payments under the option agreement include $30,000 for the first four months of the option term, $15,000 per month during the next seven months of the option term and $20,000 per month for the next twelve months of the option term and $40,000 per month for the remaining term of the option. The purchase price of the land ranges from $7,775,000 to $8,450,000 during the remaining term of the option, depending on the date the option is exercised. The purchase price of the land will be reduced by amounts previously paid for the option.

The Company, through North Metro Harness Initiative, LLC, has a real estate option agreement for the purchase of approximately 13.4 acres of land. The option agreement commenced on July 17, 2003 and will expire on July 18, 2005. Payments under the option agreement include $1,000 for the first 4 months of the option term, $1,000 per month during the next 7 months of the option term and $2,000 per month for the remaining term of the option.  If the property is purchased during the first 12 months of the option term, the purchase price of the property has been fixed at $650,000. If the property is purchased during the second 12 months of the option term, the purchase price of the property has been fixed at $700,000. The purchase price of the land will be reduced by amounts previously paid for the option.

NOTE 14- COMMITMENTS AND CONTINGENCIES

The Company, through North Metro Harness Initiative, LLC, has entered into an agreement for the development of

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

the land, building and related property to operate a racetrack and card room. Fees related to the agreement total 3% of the project cost, which is defined as the total development cost less the cost to purchase the land. The agreement began on May 1, 2003, and continues until the completion of the project, unless earlier terminated. Fees are payable at a rate of $6,000 per month, plus applicable out of pocket expenses, beginning on May 1, 2003. Upon the start of construction, two thirds of the expected fee (less previous monthly payments) is due. If the agreement is terminated prior to the completion of the project, any unpaid fees are determined based on the completed status of the project at the time of termination, as defined in the agreement.

The Company has entered into consulting agreements with unrelated parties to monitor legislation and perform lobbying activities, and other public relations and development activities related to establishing and developing the racetrack and card room.  The agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement.  The Company has monthly obligations related to these agreements of approximately $24,000 per month.  The Company is currently reviewing these monthly expenditures in light of the negative decision by the Racing Commission on October 21, 2004.

North Metro Harness Initiative, LLC (NMHI) received a revised letter of commitment for debt financing for approximately $37,250,000, or approximately 80% of the expected total project cost of the race track and card room, with the remaining 20% to be provided in the form of equity by the NMHI.  The financing will be composed of approximately $33,000,000 first mortgage loan and approximately $4,250,000 mezzanine loan. Terms of the first mortgage include a 10-year amortization, and interest at a variable rate (2% above prime rate), with a floor of 7%.  In addition, a service fee of .25% of the outstanding loan balance may be required on an annual basis. The mezzanine loan will include a 5-year amortization at a fixed rate not to exceed 20%. In addition, 50% of net available cash flow (after scheduled debt service and income taxes) will be required to be held in an account to redeem the debt.  Redemption under this provision occurs when the account equals the principal amount of the loan outstanding.  Security for the loan will include a first mortgage, corporate guarantee of the Company, and security interests in other assets of the Company.  The closing and funding of the loan was to occur by November 15, 2004; however, this will not occur until and unless NMHI can secure a license from the Minnesota Racing Commission.

During the years ended December 31, 2003 and 2002, an employee issued and cashed Company checks and deposited the amounts to the employee’s personal accounts.  During January 2004, the employee left the employment of the Company.  The Company intends to initiate a cause of action against the former employee to recover the lost amount.  The Company has received $100,000 from insurance coverage on the claim against the former employee, and the Company intends to seek additional recovery of a portion of the amount from the former employee.  Management is unsure of the amount that will be recovered from the former employee and therefore, the Company has written off a $100,000 receivable in the nine months ended September 30, 2004, which had been recorded at December 31, 2003.

The purchase agreement to sell 50% of its ownership interest in North Metro Harness Initiative, LLC, has been finalized and a contribution of $10,000 has been received. The agreement requires the Company to contribute $2,500,000 for its 50% interest, and the buyer to contribute an additional $7,490,000 for its 50% interest in North Metro Harness Initiative, LLC upon issuance of a license by the Minnesota Racing Commission.  As discussed previously, the license has been denied as of October 21, 2004.  NMHI is seeking reconsideration of this decision.

NOTE 15 – SUBSEQUENT EVENTS

On October 12, 2004, Southwest Casino Corporation, through its subsidiary Southwest Casino and Hotel Corp. entered into a promissory note to borrow $500,000.  The promissory note bears interest at a rate of 6 percent per year, is due October 12, 2005 and requires the Company to make 12 equal monthly payments in the amount of $42,993.86.

On October 15, 2004, Southwest Casino Corporation entered into a Stock Purchase Agreement under which we issued 900,000 shares of “restricted” common stock to a private, London-based investment company in exchange for 991,080 of the investment company’s common shares.  In addition, we issued 45,000 shares of our common stock to the broker/dealer through whom we entered into this transaction under the terms of an advisory services letter

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

agreement dated October 15, 2004.  The shares issued to the investment trust and the broker/dealer are held in escrow pending final approval of the listing of the shares in the investment company as an investment trust on the London Stock Exchange. The closing of this transaction is contingent upon the listing of the shares we received on the London Stock Exchange.  Under the terms of the Stock Purchase Agreement, 30 percent of the shares issued to Southwest will be held in escrow for one year. If the price of Southwest stock is less than the $2.00 per share purchase price after one year, some or all of these escrowed shares will be returned to the investment company so that the price per share paid by the investment company equals the price of our common stock after one year. If the price of our common stock is more than 30 percent less than $2.00 after one year, only the escrowed shares will be returned.  Southwest is permitted to sell, on a cumulative basis, up to 10 percent of the investment company shares acquired by it each month.  The investment company cannot sell its Southwest shares for a period of 12 months after the closing of this transaction and cannot engage in any short sale transactions in Southwest stock until after it has disposed of all Southwest share acquired under the Stock Purchase Agreement. After 12 months, each month the investment company may sell not more 15 percent of the total trading of Southwest shares volume during the prior month, except that the investment company is also permitted to make block sales of 50,000 or more shares that do not count toward that 15 percent limit.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, the “Company”, “we”, “our” and “us”) for the three months and nine months ended September 30, 2004.

Overview:

Our principal business is the management, operation and development of gaming facilities in emerging and established gaming jurisdictions.  Currently, we operate three casinos in Cripple Creek, Colorado — Gold Rush, Gold Digger’s and Uncle Sam’s.  We also manage two Native American gaming operations in Oklahoma for the Cheyenne and Arapaho Tribes of Oklahoma - Lucky Star Concho and Lucky Star Clinton.  Lucky Star Concho is located on U.S. Highway 81, just north of the Oklahoma community of El Reno.  Lucky Star Clinton is located 60 miles west of Lucky Star Concho in the community of Clinton, Oklahoma on Old Route 66 near Interstate I-40.  An amendment to our management contract with the Tribes to develop and manage a third site at Canton Lake has been ratified by the Tribes and has been submitted to the National Indian Gaming Commission for approval.

We are actively pursuing an additional gaming opportunity, a harness race track and card room in Anoka County, Minnesota (the “Harness Initiative”).   On October 21, 2004 the Minnesota Racing Commission voted five to three not to approve our license application for the harness track.  We are currently pursuing reconsideration of our application by the Commission as well as evaluating other options under Minnesota law.  We also pursued unsuccessfully a gaming opportunity consisting of a riverboat casino in Rockaway Beach, Missouri during 2002-2004.  The opportunity required an amendment to the Missouri Constitution to allow a riverboat on the White River at that location.  The proposed amendment was defeated by the Missouri electorate on August 3, 2004.  We are presently evaluating whether it is appropriate to continue to pursue this opportunity.

We continually evaluate other management, consulting, development and acquisition opportunities related to gaming that have the potential to generate new revenue streams for the Company.

Operating segments:

The executive officers of the Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment.  In order to provide more detail in a more understandable manner than would be possible on a consolidated basis, and to facilitate discussion of operating revenue, we have grouped our properties as follows:

Casino Operations:	Casino Management:
Gold Rush/ Gold Diggers Casino	Lucky Star – Concho
Uncle Sam’s Casino	Lucky Star – Clinton

Casino operations:

Gold Rush/Gold Digger’s Casino Results

	Third Quarter		Percentage Increase	First Nine Months		Percentage Increase
	2004	2003		2004	2003
Casino revenues	$3,770,999	$3,954,890	-4.6%	$10,942,814	$10,483,086	4.4%
Total revenues	3,950,339	4,158,111	-5.0%	11,357,258	11,015,310	3.1%
Income from operations	491,016	758,701	-35.3%	1,307,495	1,710,351	-23.6%
Operating margin	12.4%	18.2%		11.5%	15.5%

Third Quarter: Gold Rush/Gold Digger’s recorded lower revenues in the third quarter of 2004 than the third quarter of 2003 primarily as a result of the addition of 628 slot machines in the Cripple Creek market between 2003 and 2004.  The decrease in income from operations in the third quarter was due to the decrease in Casino revenues and an increase in depreciation expenses.  Operating expenses were marginally lower in the third quarter of 2004.

First Nine Months:  Revenues from operations increased 3.1% in the first nine months of 2004.  This increase was less than anticipated by management, primarily due to increased competition in the market. In addition, operating expenses increased 5% as a result of higher labor costs, increased incentives to customers and the graduated gaming tax rate in Colorado.   Gold Rush/Gold Digger’s slot machines are at practical capacity on the weekends.  Management is working on expansion plans that will allow revenues to continue to grow, but until we can add additional machines to the floor, we anticipate that revenues will not exceed 2003 revenues in the fourth quarter of 2004.

Uncle Sam’s Casino Results

	Third quarter		Percentage Increase	First nine months			Percentage Increase
	2004	2003		2004	2003
Casino revenues	$323,897	$374,525	-14%	$1,021,509	$1,204,644		-15%
Total revenues	324,545	375,886	-14%	1,024,302	1,207,393		-15%
Income from operations (loss)	(88,038)	(123,850)	-29%	(340,217)	(334,733)		2%
Operating margin	-27.1%	-32.9%		-33.2%	-27.7.	%

Third Quarter: Uncle Sam’s Casino is a facility with only 67 slot machines and as a result mainly serves the local resident market in Cripple Creek, which is the most vulnerable to increased competition. The increase in the number of slot machines in Cripple Creek has substantially impacted the casino revenues at this facility. Operating expenses decreased by 5% in 2004 due in part to decrease in customer incentives which have a direct correlation to casino revenues.

First Nine Months:  Revenues decreased by 15% and expenses including depreciation decreased by 12% which resulted in an increase in loss from operations of 2%.  As discussed above, Uncle Sam’s is a small facility which is impacted greatly by increased competition in the market.

Casino Management:

Lucky Star Concho

Third Quarter: Management fees from Lucky Star – Concho were $505,002 in 2004 and $431,661 in 2003, an increase of 17%.  Our increase in management fees was driven by increased patron visits and improved machine selection.  Over the next three months, we anticipate that Lucky Star Concho will continue to outperform 2003.

First Nine Months: Management fees from Lucky Star Concho were $2,015,588 in the first nine months of 2004 compared with $1,521,393 in the first nine months of 2003, an increase of 32%.  This increase in management fees was driven by the same factors that contributed to our growth in the third quarter.  In addition, our management fee structure was higher during the first five months of the year because the three-year extension of or management contract included a 33% reduction in our fee structure for both the Concho and the Clinton Lucky Star facilities.

We are encouraged that a gaming measure on the November 2nd Oklahoma state-wide ballot was approved that, if approved by the Tribes, will enable the Tribes to enter into a gaming compact with the State that will allow player banked card games and an increase in and clarification of the scope of other games that can be played in Oklahoma.  The advantage gained from expanded gaming at the Lucky Star facilities as permitted under this new law will be at least partially offset by competition from Remington Park, a racetrack in Oklahoma City that will be allowed to offer the same type of gaming machines as the tribal locations.  However, Remington Park will not be allowed player banked card games and their hours of operations will be limited whereas the Lucky Star facilities will continue to operate 24 hours per day and 7 days per week.

Lucky Star Clinton

Third Quarter: Management fees from Lucky Star Clinton were $357,020 in the third quarter of 2004 and $349,479 in the third quarter of 2003, an increase of 2%.  This relatively small increase in management fees despite strong performance at this location was caused by the reduction in our management fee structure that took effect in May 2004.  Over the next three months, we anticipate that Lucky Star Clinton will continue to outperform 2003.

Correspondingly, our management fees in 2004 will exceed our management fees in 2003, although not to the same degree as in the first six months of 2004 because of the reduced fee structure.

First Nine Months: Management fees from Lucky Star Clinton were $1,225,199 in the first nine months of 2004 and $931,995 in 2003, an increase of 31%.  The ability to enter into a Compact with the State of Oklahoma as discussed above will also benefit Clinton.  Moreover, the Clinton facility is unlikely be impacted negatively by Remington Park’s new gaming machines because it is not proximate to Oklahoma City.

We are also currently discussing with the Tribes the possibilities of expanding both the Concho and Clinton facilities which would have a significant impact on revenues for 2005.

Casino development Costs:

Rockaway Beach – In September 2002 we responded to a request for a proposal from the City of Rockaway Beach, Missouri (approximately 11 miles from Branson, Missouri) to build a riverboat gaming complex and redevelop their downtown.  In order to obtain a gaming license to build a riverboat on the White River at Rockaway Beach, it was first necessary to amend the Missouri Constitution, which currently permits riverboats only on the Mississippi and Missouri rivers. We were awarded the contract by the City and began incurring costs associated with pursuing this opportunity.   In June 2004, we established a separate entity (Southwest Missouri Gaming, LLC or SMG) to hold the development rights.   We transferred our rights and interests in this project to SMG in exchange for a 30% ownership interest.  Missouri businessman Robert Low acquired 70% of SMG. The initial commitment by both parties was to provide a total of  $10,000,000 in pre-development funding for the project and we received credit for amounts we had spent to date.  As of September 30, 2004, SMG had expended $13,978,766. The primary use of the funds was to secure an amendment to the State Constitution to allow riverboat gaming on the White River at Rockaway Beach.  This initiative was defeated in the primary election held August 3, 2004.  In the third quarter of 2004, our allocable share of SMG expenditures was $1,902,148 as compared to $412,101 expended in the third quarter of 2003

North Metro Harness Initiative, LLC -  We are also pursuing a harness track and card room in Columbus Township, Anoka County, Minnesota.  If licensed, the track would be the second of only two race tracks with pari-mutuel betting permitted by current law in the seven-county metropolitan area of Minneapolis - St. Paul. There are, however, nineteen Native American operated casinos with a broader scope of gaming in the State of Minnesota, four of which are proximate to the metropolitan area.  There are also Native American casino operations in the adjoining state of Wisconsin.  In December 2003, we filed a license application with the Minnesota Racing Commission.  This license application was amended to add a subsidiary of MTR Gaming Group, Inc. as our 50% partner.  MTR’s initial investment was $10,000 and they have committed to contribute an additional $7,500,000 upon the approval of the license.  The Minnesota Racing Commission denied our license on a five to three vote October 21, 2004.  We are currently pursuing reconsideration of our application by the Racing Commission and evaluating other options under Minnesota law. During the third quarter of 2004 and 2003, we have expensed $267,284 and $111,775 of costs related to this project, respectively.  During the first nine months of 2004 and 2003, we have expensed $474,889 and $336,116 of project costs, respectively.  In addition, we have capitalized $1,595,184 in real estate options, construction in progress, contract rights and financing costs as of September 30, 2004.  If the Racing Commission does not reconsider our application, these amounts are likely to be written off.

Other Factors Affecting Net Income:

Income/(Expense)	Third quarter		Percentage Increase (Decrease)	First nine months		Percentage Increase (Decrease)
	2004	2003		2004	2003
Southwest Entertainment, Inc	(73,306)	(89,466)	-18%	$(120,227)	(158,760)	-24%
Corporate Expenses	(1,506,145)	(537,559)	180%	(2,903,237)	(1,761,262)	65%
Interest Expense (net)	(342,796)	(258,991)	32%	(894,841)	(695,355)	29%
Effective tax rate	0%	0%		0%	20%
Minority interests			N/M	10,000	0	N/M
Discontinued operations, net of income taxes	(42,600)	(68,470)	N/M	(256,582)	(475,574)	-46%

N/M = Not Material

Southwest Entertainment, Inc is a wholly owned subsidiary of Southwest Casino and Hotel Corp. that conducts concerts at the Gold Rush Palladium, a 1,200 seat outdoor amphitheater adjacent to the Gold Rush Casino.  We conduct musical events for the purpose of attracting people to Cripple Creek and our casino properties.

Third Quarter: During the third quarter of 2004, we conducted five concerts as compared to four concerts during the third quarter of 2003.  The loss was reduced by 18% due to the comparative price of the acts in each season.

First nine months:  During 2004 and 2003, we held six concerts.   The increased loss during 2003 is due primarily to the higher cost of the acts that performed during 2003

Corporate expenses increased 180% in the third quarter of 2004 due primarily to legal, accounting and consulting fees. For the first nine months, corporate expenses increased 65%, again primarily due to an increase in legal, accounting and consulting fees incurred during the third quarter. The additional legal, accounting and consulting fees were incurred in connection with our reorganization and merger with Lone Moose Adventures, Inc.

Interest Expense was higher in the third quarter of 2004 by 32% as a result of lease financing for the player tracking system installed at the Colorado casinos in January 2004. Interest expense also increased 29% for the first nine months of 2004 again primarily as a result of the lease financing on the player tracking system.

Minority interest represents minority owner’s share of expense related to North Metro Harness Initiative, LLC.

Effective tax rates for all periods are lower than the federal and state statutory rates due primarily to the valuation allowance for deferred tax assets and lack of certainty that net operating loss carryforwards available to offset future income will not be limited under Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations reflect the results of operations for SW Casino Deadwood, LLC which we closed February 28, 2004.  For the third quarter of 2004, there were no operations in SW Casino Deadwood, LLC. Since the first nine months of 2004 include only two months of operations the loss is -46% less than the loss for the same period in 2003

Liquidity and Capital Resources

First nine months –

Net cash provided by operating activities during the first nine months 2004 was $2,121,173 compared to $750,464 during the nine months ended September 30, 2003, an increase of $1,370,709.  The increase between years is due primarily to an increase in accounts payable and accrued expenses of $1,023,587, a decrease in receivables, inventories and prepaid expenses of $496,107, offset by a decrease in accrued interest payable of $207,579, and a decrease in net income of $126,550 (excluding depreciation and amortization, loss from an unconsolidated subsidiary, gains on sale of assets, and non cash compensation).

Net cash used in investing activities for the nine months ended September 30, 2004 was $4,555,110 compared to net cash used in investing activities of $151,223 during the nine months ended September 30, 2003, an increase of $4,403,807. The increase in use of cash between the years was primarily due to the purchase of a player tracking system for the owned casinos in Colorado at a cost of $1,144,500, land option and development costs related to North Metro Harness Initiative, LLC of $1,059,047 and investment in SMG, a unconsolidated subsidiary that pursued the Rockaway Beach initiative, of $2,242,166.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2004 was approximately $3,019,359 compared to net cash used in financing activities of approximately ($868,066), an increase of  $3,887,425.  The increase in net cash provided by financing activities was due primarily to the issuance of Convertible Demand Notes in the principal amount of $2,632,000 that converted to common stock following our July 2004 merger with Lone Moose Adventures, Inc, a net increase in proceeds from equipment financing by Gold Rush I, LLC of $806,811, a draw on our line of credit in the amount of  $350,000, and a reduction of $336,151 in principal payments made on our financing in Colorado during the nine month period ended September 30, 2004.

Convertible Demand Notes  During the nine months ended September 30, 2004, the Company issued $2,632,000 in principal amount of convertible demand notes.  The notes accrued interest at a rate of 8% per year and were due on September 27, 2004.  The notes together with accrued interest converted into common shares of the Company’s stock at a rate of $1.00 per share upon the completion of a merger transaction on July 22, 2004 with Lone Moose Adventures, Inc., a publicly traded company.

Line of Credit  The Company has entered into a collateral agreement and promissory note to collateralize a $500,000 bond related to the development of North Metro Harness Initiative, LLC.  The promissory note is due on June 1, 2005, with a variable interest ratio (currently 5%).  At September 30, 2004, the note had not been drawn.  The note is personally guaranteed by four stockholders of the Company.

Effects of Current Economic and Political Conditions:

Competitive Pressures:

Many casino operators are either entering or expanding in our markets – Colorado and Oklahoma, thereby increasing competition. As companies have completed new or expanded existing projects, supply has sometimes grown at a faster pace than demand, and competition has increased significantly. Furthermore, several operators, including Southwest, have plans for additional developments or expansions.

Although, the short-term effect on the Company of such competitive developments generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We believe that the geographic diversity of our operations, our service training, our rewards and customer loyalty programs, and our continuing efforts to improve our facilities will insure continued customer loyalty and will enable us to face the competitive challenges present within our industry.

Political Uncertainties:

The casino entertainment industry is subject to political and regulatory uncertainty. From time to time, individual jurisdictions have considered legislation or referendums that could adversely impact our operations. The likelihood or outcome of similar legislation and referendums in the future is difficult to predict.

The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of tax laws, that would affect the industry. It is not possible to determine with certainty the scope or likelihood of possible future changes in tax laws or in the administration of tax laws. If adopted, changes in tax law could have a material adverse effect on our financial results.

Significant Accounting Policies and Estimates:

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including, but not limited to, the estimated lives assigned to our assets, the determination of bad debts, asset impairment, fair value of guarantees, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  We cannot assure you that our actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2003 Financial Statements.  There were no newly identified significant accounting estimates in the first nine months of 2004, nor were there any material changes to the critical accounting policies and estimates.

Private Securities Litigation Reform Act:

This Quarterly Report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements often contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

•                  the effects of competition, including location of competitors and operating and market competition;

•                  our ability to build and maintain healthy personal and professional relationships with tribes and their officials;

•                  the potential change of policies and personnel of tribal governments which could adversely affect our relationships;

•                  ability of our customer-tracking and customer loyalty programs;

•                  our ability to recoup costs of capital investments through higher revenues;

•                  acts of war or terrorist incidents;

•                  abnormal gaming holds;

•                  access to available and feasible financing;

•                  the effects of environmental and structural building conditions relating to the Company’s properties;

•                  the effect of economic, credit and capital market conditions on the economy in general, and on gaming companies in particular;

•                  construction factors, including delays, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•                  changes in laws (including increased tax rates), regulations or accounting standards, third-party    relations and approvals, and decisions of courts, regulators and governmental bodies; and

•                  litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

In reviewing this Quarterly Report on Form 10-QSB, you should carefully consider the matters concerning Southwest Casino Corporation described under the heading “Risk Factors” in the Current Report on Form 8-K/A filed by the Company on October 5, 2004, which are incorporated in this document by reference.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-QSB.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities.

See Item 5.01, Changes in Control of Registrant in the Current Report on Form 8-K/A filed October 5, 2004.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)                                  Exhibits:

31.1                           Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14.

31.2                           Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14.

32.1                           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2004	SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer and Secretary (principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Financial Officer (principal financial and accounting officer)