Form 10KSB
period 2004-12-31
SOUTHWEST CASINO CORP
filed 2005-03-31
CIK 1170848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-50572

SOUTHWEST CASINO CORPORATION

(Name of small business issuer in its charter)

Nevada	87-0686721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Killebrew Drive, Suite 350 Minneapolis, Minnesota	55425
(Address of principal executive offices)	(Zip Code)

(952) 853-9990

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for the fiscal year ended December 31, 2004 were $20,208,617.

As of March 24, 2005, 19,388,656 shares of common stock of the Registrant were outstanding, and the aggregate market value of the common stock of the Registrant as of that date (based upon the $2.10 per share closing price of the common stock at that date as reported on the Over-The-Counter Bulletin Board), excluding 4,737,500 outstanding shares beneficially owned by directors and executive officers, was $30,767,427.

Transitional Small Business Disclosure Format (check one):  YES  ☐  NO  ☒

PART I

As used in this report, references to “Southwest”, “the company”, “we”, “our”, or “us”, unless the context indicates otherwise, refer to Southwest Casino Corporation and its subsidiaries and do not refer to the predecessor corporation, Lone Moose Adventures, Inc.  References in this report to “Lone Moose” refer to Lone Moose Adventures, Inc. before our reorganization on July 22, 2004.

ITEM 1.  DESCRIPTION OF BUSINESS.

This Annual Report on Form 10-KSB contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, Southwest or others on Southwest’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences, in press releases or reports, or elsewhere.  Statements that are not historical are forward-looking and reflect expectations and assumptions.  We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses as well as matters specific to Southwest.  We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described below under the heading “Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time.  The following risks and uncertainties identified in this report are not exclusive and further information concerning our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting the forward-looking statements.  We advise you, however, to consult any further disclosures we may make on related subjects in our quarterly reports on Form 10-QSB and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

(a)                                  Business Development.

Corporate Reorganization

On July 22, 2004, Lone Moose Adventures, Inc. (now Southwest Casino Corporation), a Nevada corporation, Lone Moose Acquisition Corporation, a Minnesota corporation and wholly-owned subsidiary of Lone Moose, and Southwest Casino and Hotel Corp., a Minnesota corporation, consummated a reorganization under the Agreement and Plan of Reorganization dated July 14, 2004 among Lone Moose, Lone Moose Acquisition Corporation, Southwest Casino and Hotel Corp. and certain shareholders of Lone Moose.  Under the reorganization agreement, Lone Moose Acquisition merged with and into Southwest Casino and Hotel Corp.  Southwest Casino and Hotel Corp. was the surviving corporation in that merger and became a wholly owned subsidiary of Lone Moose, which changed its name to Southwest Casino Corporation. Southwest Casino and Hotel Corp. is now a wholly-owned operating subsidiary of Southwest Casino Corporation.

Under the terms of the reorganization agreement, Lone Moose (now Southwest) acquired 100% of the issued and outstanding shares of common stock and series C convertible preferred stock of Southwest Casino and Hotel Corp. in consideration for the issuance of 16,161,343 shares of Lone Moose common stock to shareholders of Southwest Casino and Hotel Corp.  In accordance with the reorganization agreement, each share of Southwest Casino and Hotel Corp. common stock and series C convertible preferred stock issued and outstanding immediately before the effective time was cancelled and converted automatically into the right to receive 0.5 shares of Lone Moose common stock.  Including 1,500,000 shares of Lone Moose common stock acquired by principal shareholders of Southwest Casino and Hotel Corp. before the reorganization under restricted stock purchase agreements, the former Southwest Casino and Hotel Corp. equity security holders held approximately 91.7% of the outstanding securities of Southwest upon closing the reorganization.

Excluding the 1,500,000 shares of Lone Moose common stock held by Southwest Casino and Hotel Corp. shareholders, Lone Moose had approximately 1,589,000 shares of common stock outstanding before the reorganization, which represented approximately 8.3% of the outstanding securities of Lone Moose (now Southwest Casino Corporation) after the reorganization and after taking into account (i) a reverse split of its outstanding common stock on the basis of 0.6667 shares for every share outstanding on June 7, 2004; (ii) a forward split by dividend declared on July 2, 2004 and effective July 13, 2004 on the basis of 7.4672 shares for every one share of Lone Moose common stock outstanding; (iii) the cancellation of 333,500 shares of common stock of Lone Moose (which became approximately 2,489,192 shares after the forward split) held by Christopher B. Glover and Michael C. Brown, founding shareholders of Lone Moose; (iv) the issuance of an aggregate of 150,000 shares of “restricted” Lone Moose common stock to David C. Merrell under his indemnification agreement dated June 29, 2004; and (v) the issuance of 719,685 shares of “restricted” Lone Moose common stock to Jenson Services, Inc., a Utah corporation, under an introduction agreement dated June 29, 2004, by and between Jenson Services, Inc. and Lone Moose.

Lone Moose Adventures, Inc.

Lone Moose Adventures, Inc. was formed on January 2, 2002 and, before closing the reorganization described above, conducted only minimal operations and received only minimal revenue.  Lone Moose was organized to take clients on adventure tours in the Wasatch mountain range of Utah.  Lone Moose conducted fewer than two dozen adventure tours before closing the reorganization.  Upon closing the reorganization, we sold substantially all of the assets and liabilities of Lone Moose’s adventure tour business to Lone Moose’s founding shareholders. Since closing the reorganization and sale of assets, we have not engaged in any aspect of the business Lone Moose conducted before the reorganization.

Southwest Casino and Hotel Corp.

Southwest Casino and Hotel Corp., our parent company before the July 2004 reorganization, is now a wholly owned operating subsidiary of Southwest Casino Corporation.  Southwest Casino and Hotel Corp. was organized under the laws of the State of Minnesota in 1992 under the original name “Southwest Casino and Hotel Ventures, Inc.”

Casino Management

Initially, we pursued management contracts for gaming facilities with Native American tribes. In 1993, Southwest Casino and Hotel Corp. was the first company approved by the National Indian Gaming Commission (NIGC) as a management contractor in connection with our management contract with the Cheyenne and Arapaho Tribes of Oklahoma for a gaming facility in Concho, Oklahoma.

The original term of our agreement with the Cheyenne and Arapaho Tribes was seven years. In 1999, we extended the agreement for an additional three years. In 2001, we amended the agreement to add a second gaming facility in Clinton, Oklahoma. We amended the management agreement again in 2003 to extend our relationship until 2007.  In December 2004, the NIGC notified the Tribes that the NIGC is concerned the Tribes are not distributing properly the net revenue they receive from gaming operations.  The NIGC’s concerns relate to the use of gaming revenue after we have distributed it to the Tribes and are not related to our management of the Tribes’ casinos.  However, if the NIGC determines that the Tribes have committed a substantial violation it could bring an enforcement action with potential penalties that include, in extreme cases, closing the Tribes’ gaming facilities.

After the close of our 2004 fiscal year, we announced that Southwest Casino and Hotel Corp. had entered into two additional amendments to the management agreement with the Cheyenne and Arapaho Tribes of Oklahoma.  The Tribes approved the amendments on January 22, 2005. Also on that day, the Tribes approved entering into a gaming compact with the State of Oklahoma that will permit the Tribes to offer an expanded scope of gaming, including permitted card games, at their casinos.

Under these amendments, Southwest would develop and assist the Tribes in financing up to $15 million for expansions of their casinos at Concho and Clinton, Oklahoma, development of a new gaming facility and resort at Canton, Oklahoma, and construction of an Indian health care building and Bureau of Indian Affairs offices on tribal lands. Southwest would then manage the expanded gaming operations permitted under the compact with Oklahoma at all three casinos. In connection with Southwest’s role in financing, expanding and managing the Tribes’ casinos, our management agreement would have been extended until May 19, 2011 and Southwest’s management fee would have increased.

A Cheyenne and Arapaho Tribes of Oklahoma Tribal Court ruled the Tribal Council meeting at which the amendments were approved invalid.  Southwest cannot predict at this time whether that ruling may be challenged.  If not, we will again seek approval of the amendments from the appropriate tribal authority. In addition, the amendments were submitted to the NIGC for approval and cannot become effective until that approval is received. However, the NIGC is unlikely to approve the amendments until issues regarding the legitimacy of the Tribal Council meeting at which the amendments were approved are resolved or the amendments are again approved by the appropriate tribal authority.

Casino Operations

During 1998 and 1999, our subsidiaries — Southwest Casino and Hotel Corp. and Gold Rush I, LLC, a Colorado limited liability company — secured three gaming licenses to operate the Gold Rush, Gold Digger’s and Uncle Sam’s casinos in Cripple Creek, Colorado. Cripple Creek is one of three historic mining towns in Colorado permitted to engage in limited stakes ($5.00 limit) gaming. All three properties were either closed or near closing when we acquired them.

In 2002 and 2003, we identified two additional business opportunities. We entered into a development contract with the city of Rockaway Beach, Missouri to assist them in the development of a downtown redevelopment and riverboat casino. Rockaway Beach is located on the White River. We launched an initiative to amend the Missouri Constitution to enable riverboat gaming on the White River at Rockaway Beach. That initiative went to popular vote in the state on August 3, 2004 and was unsuccessful.  It is unlikely, but still possible that this initiative will be revived if the project gains greater support from the surrounding communities, including Branson, Missouri.

In December 2003, North Metro Harness Initiative, LLC, then a wholly owned subsidiary of Southwest Casino and Hotel Corp., filed an application with the Minnesota Racing Commission to develop a harness racetrack in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis. In June 2004, we sold a 50 percent membership interest in North Metro to MTR-Harness, Inc., a subsidiary of MTR Gaming Group, Inc.  On January 19, 2005, the Minnesota Racing Commission voted to grant the licenses required for development and operation of this facility.  Minnesota law permits licensed racetracks to operate card rooms with up to 50 tables after approval of a card club plan of operation and completion of the first 50-day live race meet at the track.  North Metro anticipates that it will derive revenues from charges for hosting the “unbanked” or “player pool” games at the card room, generally as a percentage of accumulated wagers or a “rake” from certain wagers.  North Metro will not have a stake in the outcome of any card game.

North Metro will construct its harness track and entertainment facility on 180-acres located just north of the confluence of Interstates 35W and 35E north of the Minneapolis-St. Paul metropolitan area.  The facility will include a harness track and approximately 110,000 square feet of associated grandstand, card club, horse barns and maintenance buildings.  It will also include construction of internal roadways, surface parking, wetland mitigation and storm water treatment, as well as improvements to access roads.  An organization opposed to gambling has filed two lawsuits and an organization representing the owners of thoroughbred horses that race at the state’s other Class A licensed racetrack has filed an appeal in attempts to block development of this facility and overturn the licenses granted to North Metro.

Consulting

In addition to managing Native American gaming facilities and owning and operating our own casinos, we also provide consulting services for gaming operations. In May 2001, we entered into a consulting agreement with the Alabama-Coushatta Tribe of Texas to assist them in opening a Tribal casino in Livingston, Texas. The operation was profitable for eight months. However, when the facility opened there was a dispute between the Tribe and the State of Texas regarding the Tribe’s authority to operate a casino and the types of gaming that were permitted there. The Tribe commenced a Declaratory Judgment Action against the State of Texas seeking to clarify the scope of gaming issues.  The Federal District Court for the State of Texas permitted the Tribe to open and operate the enterprise in November 2001 pending resolution of this litigation. In June 2002, the Court ruled that the Tribe was not entitled to engage in casino gaming and directed them to close the facility. The facility closed in accordance with the Court’s order in July 2002. The Tribe continues to seek legislation or other authorization to permit them to reopen. If the Tribe receives legislative authoritzation to reopen, we anticipate that the Tribe will engage in a competitive process to select a manager for its operations.  We do not know whether we will be included in the Tribe’s selection process, if one occurs, or whether we would be selected at the conclusion of that process.

Prior Bankruptcy

Gold Rush I, LLC, a wholly-owned subsidiary of Southwest Casino and Hotel Corp., filed a voluntary petition for Chapter 11 protection under the United States Bankruptcy Act as a result of a dispute over rent with the landlord of the Gold Rush and Gold Digger’s Casinos in Cripple Creek, Colorado. Gold Rush I was successful in its litigation against the landlord regarding the rent dispute and emerged from bankruptcy when the Bankruptcy Court confirmed its reorganization plan, which provided for full payment to all creditors with interest, on January 10, 2003.

(b)           Business of Company.

Principal Products or Services and Markets and Status of Publicly-Announced New Products or Services

Since its inception, Lone Moose engaged in limited operations primarily related to the provision of adventure tours in the State of Utah. Immediately after closing the reorganization in which Southwest Casino and Hotel Corp. became a wholly-owned subsidiary of Lone Moose, Lone Moose sold substantially all of the assets and liabilities of Lone Moose’s adventure tour business to the founding shareholders of Lone Moose. Since closing the reorganization and sale of assets, Southwest has not engaged in any aspect of the business Lone Moose conducted before the reorganization.

Southwest develops, owns, operates and manages casinos, gaming facilities and related amenities in various markets across the United States. Based in Minneapolis, Minnesota, Southwest currently has gaming operations in Oklahoma and Colorado with approximately 194 full and part-time employees.  We also manage 312 employees of the tribal enterprises of the Cheyenne and Arapaho Tribes under our management contract for those facilities. Our growth plans include the diversification and expansion of existing operations, project development and the pursuit of new gaming opportunities.

Casino Management

Southwest Casino provides management services in connection with two Lucky Star casino facilities, one located in Concho, Oklahoma and the other located in Clinton, Oklahoma, under the terms of a management agreement with the Cheyenne and Arapaho Tribes of Oklahoma.  We anticipate that a third gaming facility will be developed at Canton, Oklahoma, if and when the requisite approvals and financing are secured.

Casino Operations

Southwest Casino owns and operates three gaming facilities in Cripple Creek, Colorado. Cripple Creek is a small, historic mining town near Colorado Springs that is permitted to engage in limited stakes ($5.00 limit) gaming. Eighteen casinos operate currently in Cripple Creek. The combined Gold Rush and Gold Digger’s facilities offer approximately 408 slot machines and a 4-table game area while Uncle Sam’s Casino features approximately 67 slot machines.  We also own and operate the Palladium, an outdoor amphitheater adjacent to the Gold Rush and Gold Digger’s facilities that offers live entertainment and other special events.

In the past, Southwest Casino leased and operated B.B. Cody’s Casino in Deadwood, South Dakota. We successfully negotiated a termination of that lease effective March 10, 2004.  We completed the withdrawal, storage and transfer of our South Dakota equipment, and the other tasks related to the wind down of our South Dakota operations, in April 2004.

Through North Metro Harness Initiative, LLC, Southwest and its 50 percent partner MTR-Harness, Inc., an affiliate of MTR Gaming Group, Inc. were granted Class A and Class B licenses from the Minnesota Racing Commission on January 19, 2005 to develop and operate a harness racing track on approximately 180 acres of land in Columbus Township, Anoka County, Minnesota.  An anti-gambling organization has filed two lawsuits and an organization representing the owners of thoroughbred horses that race at the state's other Class A licensed track has filed an appeal in attempts to overturn the license grants.  We cannot predict the ultimate outcome of this litigation.  In addition, we have significant additional capital commitments in connection with this project.  Failure to meet these commitments could lead to dilution of our ownership interest in North Metro and a reduction in the revenue we receive from this project.  Assuming the licenses survive these lawsuits, we meet our capital commitments, and North Metro receives all requisite approvals and project financing, we will share the ownership and operation of this project with our 50/50 partner, MTR-Harness, Inc.

If implemented successfully, this racing facility would offer pari-mutuel wagering on a 5/8-mile track with combined seating for over 2,000 track, restaurant and card room patrons.  In addition, the facility would accommodate simulcast wagering on live harness racing events broadcast into the facility.  As part of this harness initiative, we will seek authority from the Minnesota Racing Commission to operate a card room with approximately 50 gaming tables.  Under current law, before we can open this card room, we must conduct at least 50 days of live racing at the track and we are only permitted to simulcast harness races.  We intend to seek legislative authorization to begin card room operations before completing 50 days of racing and to simulcast races by all horse breeds.

On August 3, 2004, voters in the State of Missouri defeated a proposed amendment to the state constitution that would have permitted construction and operation of a riverboat gaming facility on the White River. Approval of this amendment was needed in order to continue development of a riverboat casino in Rockaway Beach, Missouri in which we own a 30 percent interest.  It is unlikely, but still possible that this initiative will be revived if the project gains greater support from the surrounding communities, including Branson, Missouri.

Competition.

The gaming industry, including the development, operation and management of casinos, racetracks and other types of gaming facilities, is highly competitive, especially given the rapid rate at which the industry is expanding.  For example, a number of management companies may make proposals to a particular tribe for the development and management of a single Indian gaming facility, and any gaming facilities developed or managed by us will compete with a rapidly expanding number of other gaming facilities of varying quality and size, including gaming facilities that are part of national or regional chains, along with other forms of gaming and entertainment.  Similarly, with respect to projects we are pursuing or may pursue in the future, new competitors could surface at any time and present alternative proposals for consideration. Many competitors have available to them substantially greater financial and personnel resources than us. Competition in the future may also be affected by overbuilding which can adversely affect patronage levels. Given the current regulatory climate and limited number of new gaming opportunities, it is likely that competition in our industry will intensify in the future.

The approval of a law permitting Oklahoma to enter into gaming compacts with Native American tribes in the state permits expansion of Native American gaming opportunities in Oklahoma.  Even before the Oklahoma voters approved this measure in November 2004, it caused an increase in competition in the Oklahoma gaming market. Now that the law is in place, we expect competition in this market, in which we currently manage two facilities and plan to develop a third for the Cheyenne and Arapaho Tribes of Oklahoma, to increase even further.

The Cripple Creek, Colorado market in which we operate the Gold Rush, Gold Digger’s and Uncle Sam’s casinos consists of eighteen gaming facilities with approximately 4,786 machines, of which we operate 475.  The Cripple Creek market generated total gaming revenues of approximately $148.6 million in calendar year 2004.  This is a very competitive market that has shown relatively slow revenue growth in recent years even as the number of gaming devices continues to grow.  For that reason, our ability to maintain and grow our Colorado operations is largely dependent on our ability to increase our market share in a highly competitive environment. Cripple Creek is 40 miles west of Colorado Springs, Colorado, which is 30 miles south of Denver, Colorado, a metropolitan area that has a population of approximately 2.6 million.  We believe that the Gold Rush and Gold Digger’s Casinos attract customers primarily from Colorado Springs, Fort Carson and smaller areas south of Denver while Uncle Sam’s Casino attracts customers primarily from the local Cripple Creek area.

Southwest owns a 50 percent membership interest in North Metro Harness Initiative, LLC, which was granted licenses from the Minnesota Racing Commission to build and operate a harness racing track north of the Twin Cities of Minneapolis and St. Paul, Minnesota on January 19, 2005.  This facility, if completed, will compete with an existing thoroughbred racetrack and card room on the south side of the Twin Cities metropolitan area as well as several Indian gaming facilities located outside of the Twin Cities areas.  In addition, Minnesota’s Governor is actively promoting a plan to construct a large casino in the Twin Cities area that would be run by three northern Minnesota Indian tribes and contribute a significant portion of its revenue to the state.  No location for this casino, if approved, has been announced and the Governor has stated that he intends for cities within the Twin Cities area to compete to host it.  This proposed casino must be approved by the Minnesota legislature.  We cannot predict whether the plan is likely to receive legislative approval or, because the location of the proposed casino is not known, the extent to which it would compete with the North Metro facility if approved.

For more information regarding the competitive environment in which we operate, please see the “Risk Factors” below under Item 1. Description of Business of this report.

Dependence on One or a Few Major Customers.

Our current gaming activities are concentrated in our Oklahoma and Colorado operations. The loss of any of these opportunities or constriction in the scope or types of gaming permitted in these facilities would have a material adverse effect on our business.

We generate a significant portion of our revenue through our management agreement with the Cheyenne and Arapaho Tribes of Oklahoma for the Lucky Star casinos in Concho, Oklahoma and Clinton, Oklahoma. Our current management agreement runs through May 20, 2007.  The loss of this contract and the management fees we receive under it would have a material adverse effect on our financial condition. A copy of the management agreement, as amended, is attached to the Current Report on Form 8-K we filed on October 5, 2004. See Exhibits 10.5 to 10.9 of that report.

Patents, Trademarks, Licenses, Franchises and Concessions, Royalty Agreements and Labor Contracts.

In addition to the gaming licenses described below, Southwest owns a federally-registered trademark in the name “Lucky Star” for its gaming-related businesses.  Southwest does not own any other registered trademarks or patents or other significant intellectual property.

Need for Governmental Approvals of Principal Services.

The gaming industry is highly regulated at the federal and state levels and gaming on tribal land is further regulated by the National Indian Gaming Commission and the Bureau of Indian Affairs. We must maintain the gaming licenses applicable to each of our operations in order to continue our current business and, in most instances, must obtain new or amended gaming licenses in connection with any expansion of our current operations or development of new gaming facilities. At this time, we have a management contract with the Cheyenne and Arapaho Tribes of Oklahoma that has been approved by the National Indian Gaming Commission. Any modification of this contract must be approved by the NIGC. In addition, we hold licenses issued by Colorado for our Gold Rush, Gold Digger’s and Uncle Sam’s casinos in Cripple Creek.  On January 19, 2005, the Minnesota Racing Commission voted to grant North Metro Harness Initiative, LLC, in which we own a 50 percent membership interest, licenses to develop and operate a harness racetrack, and we will also seek approval of a plan of operation for a card club at this facility.  In connection with these licenses, the Colorado Division of Gaming, the NIGC and the Minnesota Racing Commission must approve any addition of a director, officer or five percent or greater shareholder.  In addition, any affiliate of ours, such as the joint venturers we have worked with in pursuit of some of our new gaming opportunities, is subject to review by and the rules and regulations of any jurisdiction in which we hold a gaming license, and we are subject to review by and the rules of jurisdictions in which they hold licenses.

Effect of Existing or Probable Governmental Regulations on Business.

The gaming industry and our operations within that industry are regulated extensively.  The services we provide to the Cheyenne and Arapaho Tribes of Oklahoma at the Lucky Star Casinos are regulated under the national Indian Gaming Regulatory Act, the rules and regulations of the National Indian Gaming Commission, and the rules and regulations of the Cheyenne and Arapaho Tribes of Oklahoma Gaming

Commission.  The Gold Rush, Gold Digger’s and Uncle Sam’s casinos in Cripple Creek, Colorado are subject to the Colorado Limited Gaming Act and related rules and regulations that are enforced by the Colorado Division of Gaming.  In addition, on January 19, 2005, the Minnesota Racing Commission voted to grant North Metro Harness Initiative, LLC, in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest, Class A and Class B licenses to develop and operate a harness racetrack and card club on the north side of the Minneapolis-St. Paul metropolitan area.

Regulation of Indian Gaming

The terms and conditions of management contracts for the operation of Indian-owned casinos, and of all gaming on Indian land in the United States, are subject to the Indian Gaming Regulatory Act (“IGRA”), which is administered by NIGC, and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior (the “Secretary”) and the BIA. The regulations and guidelines under which NIGC will administer IGRA are evolving. The IGRA and those regulations and guidelines are subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.

We are required to provide the NIGC with background information on each of our directors and each shareholder who holds five percent or more of our outstanding securities, including a complete financial statement, a description of that person’s gaming experience, and a list of jurisdictions in which that person holds gaming licenses. Background investigations of key employees also may be required.

Under IGRA, the NIGC must approve our management contracts as well as any amendments to our management contracts and certain related agreements.  Our Gaming Management Agreement with the Cheyenne and Arapaho Tribes of Oklahoma has been approved by the NIGC and our performance under it remains subject to NIGC regulation. The NIGC may review any management contracts and related agreements of ours for compliance with IGRA at any time in the future. The NIGC will not approve a management contract if any of our directors or a 5% shareholders (i) is an elected member of the Indian tribal government that owns the facility we contract with; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto.

In addition, the NIGC will not approve a management contract if we or any of our agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has breached materially the terms of the management contract or the tribe’s gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract.

The NIGC also will not approve a management contract unless the NIGC determines that the contract provides, among other things, for (i) adequate accounting procedures and verifiable financial reports to be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of profits if NIGC is satisfied that the capital investment required, the risk exposure, and the income projections for the particular gaming activity justify the larger profit allocation and longer term.

Three separate classes of tribal gaming were established under IGRA — Class I, Class II, and Class III. Class I gaming includes all traditional or social games played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pulltabs, punch boards, instant bingo and card games that are not played against the house. Class III gaming includes casino-style gaming including table games such as blackjack, craps and roulette, as well as gaming machines such as slots, video poker, lotteries, and pari-mutuel wagering.

IGRA prohibits substantially all forms of Class III gaming unless the tribe has entered into a written agreement with the state in which the casino is located that specifically authorizes the types of commercial gaming the tribe may offer (a “tribal-state compact”). IGRA requires states to negotiate in good faith with tribes that seek tribal-state compacts, and grants Indian tribes the right to seek a federal court order to compel such negotiations. Many states have refused to enter into such negotiations. Tribes in several states have sought federal court orders to compel such negotiations under IGRA; however, the Supreme Court of the United States held in 1996 that the Eleventh Amendment to the United States Constitution immunizes states from suit by Indian tribes in federal court without the states’ consent.

In addition to IGRA, tribal-owned gaming facilities on Indian land are subject to a number of other federal statutes. The operation of gaming on Indian land is also dependent upon whether the law of the state in which the casino is located permits gaming by non-Indian entities, which may change over time. Any changes in state law regarding Indian or non-Indian may have a material adverse effect on the casinos we manage and our business.

Indian tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribe’s jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, we are not able to enforce our contracts with Indian tribes unless the tribe has expressly waived its sovereign immunity as to the tribe’s contractual obligations. Courts strictly construe such waivers. We have obtained immunity waivers from the Cheyenne and Arapaho Tribes to enforce the terms of our management agreement with them, however, the scope of those waivers has never been tested in court, and may be subject to dispute.

In addition to NIGC regulation, the Cheyenne and Arapaho Tribes of Oklahoma Gaming Commission has primary jurisdiction over the Lucky Star casinos we manage for the Cheyenne and Arapaho Tribes of Oklahoma.  The Gaming Commission enforces the provisions of the Tribes’ gaming ordinance, which are subject to review by NIGC under standards established by IGRA and have received NIGC approval.  The Gaming Commission approves games played at the casinos, performs background checks and issues licenses to all employees of the casinos and to Southwest Casino and Hotel Corp. as manager of the casinos.  In addition, the Gaming Commission approves our internal control systems and insures that they meet the minimum internal control standards required by the NIGC, reviews reports required under our Gaming Management Agreement with the Tribes, the tribal gaming ordinance and as part of our internal controls, as well as conducting internal audits of our operations.  If the gaming compact between the Tribes and Oklahoma is finalized, the Gaming Commission will also be charged with developing technical standards for new games that can be played at the casinos under that compact.

Under the proposed gaming compact between the Tribes and Oklahoma, the state of Oklahoma will also have regulatory authority over the Lucky Star casino operations.  The state regulatory role will be secondary to that of the Tribes’ Gaming Commission, and we anticipate that it will consist mostly of monitoring our financial reporting and the work of the Gaming Commission.

Gaming Regulation in Colorado

The Colorado Division of Gaming has broad power to ensure compliance with the Colorado gaming laws and regulations (collectively, the “Colorado Regulations”).  The Division may inspect without notice, impound or remove any gaming device. The Colorado Director may examine and copy any licensee’s records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees.  The Division of Gaming may also conduct detailed background investigations of persons who loan money to, or otherwise provide financing to, a licensee.

Colorado issues five types of gaming and gaming-related licenses.  These licenses are revocable and non-transferable.  All persons employed at our Colorado casinos, and involved in gaming operations must obtain a Colorado gaming license.  All licenses must be renewed annually, except those for key and support employees, which must be renewed every two years.  Failure to maintain any of the licenses or approvals required to operate the Gold Rush, Gold Digger’s or Uncle Sam’s casinos would have a material adverse effect on our operations.

As a general rule, no person may have an “ownership interest” in more than three retail gaming licenses in Colorado.  In addition, Colorado Regulations restrict the ability of any person with a substantial interest in a manufacturer or distributor of slot machines to also hold a substantial interest in a casino operator.  The Division of Gaming has ruled that a person does not have a “substantial interest” if that person’s sole ownership interest in a licensee is through the ownership of less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded affiliated company of a licensee.

Under the Colorado Regulations, any person or entity having any direct or indirect interest in Southwest may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his or her interest for any other party, and fingerprints.  This information, investigation and licensing as an “associated person” will be required automatically of all persons (other than certain institutional investors) that directly or indirectly own beneficially 10 percent or more of our outstanding voting securities. Persons that own more than 10 percent of our outstanding securities must report their interest within 10 days and file appropriate applications within 45 days after acquiring that interest. Persons who directly or indirectly own beneficially 5% or more (but less than 10%) of a direct or indirect beneficial ownership or interest in our voting securities, must report their interest to the Colorado Commission within 10 days after acquiring that interest and may be required to provide additional information and to be found suitable.  All licensing and investigation fees will have to be paid by the person in question.

The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of: (1) all persons licensed pursuant to the Colorado Limited Gaming Act; (2) all officers, directors and stockholders of a licensed privately held corporation; (3) all officers, directors and stockholders holding either a 5% or greater interest or a controlling interest in a licensed publicly traded corporation; (4) all general partners and all limited partners of a licensed partnership; (5) all persons that have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company); (6) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming; (7) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment devices or premises; and (8) all persons contracting with or supplying any goods and services to the gaming regulators.

The Division of Gaming interprets the Colorado Regulations to permit investigations of persons or entities providing financing to or acquiring securities from us or our Colorado casinos.  While the Colorado Regulations do not require prior approval for credit facilities or debt securities, the Division reserves the right to approve, require changes to or require the termination of any financing.  In any event, lenders, note holders, and others providing financing will not be able to exercise certain rights and remedies without the prior approval of the Colorado gaming authorities.  Information regarding lenders and holders of securities will be periodically reported to the Colorado gaming authorities.

An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Colorado Director, as appropriate. Specifically, the Colorado Commission and the Colorado Director must deny a license to any applicant who, among other things: (1) fails to prove by clear and convincing evidence that the applicant is qualified; (2) fails to provide information and documentation requested; (3) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (4) has been convicted of, or has a director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been convicted of, specified crimes; or (5) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

If the Colorado Commission determines that a person or entity is unsuitable to directly or indirectly own interests in our company, one or more of our Colorado casinos may be sanctioned, which may include the loss of our approvals and licenses.

In addition, the Colorado Regulations prohibit us from paying any unsuitable person any dividends or interest upon any voting securities or any payments or distributions of any kind (except as set forth below), paying any unsuitable person any remuneration for services, or recognizing the exercise of any voting rights by any unsuitable person. Further, under the Colorado Regulations, we may repurchase voting securities from anyone found unsuitable at the lesser of the cash equivalent to the original investment or the current market price as of the date of the finding of unsuitability unless such voting securities are transferred to a suitable person (as determined by the Colorado Commission) within sixty (60) days after the finding of unsuitability.

Because of their authority to deny an application for a license or suitability, the Colorado Commission and the Colorado Director effectively can disapprove a change in corporate position of a licensee and can cause us to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

The sale, lease, purchase and conveyance or acquisition of a controlling interest in a Colorado Casino is subject to the approval of the Colorado Commission. Under some circumstances, we may not sell any interest in our Colorado gaming operations without the prior approval of the Colorado Commission.

We are required to provide information and file periodic reports with the Colorado Division identifying those who have a 5% or greater ownership, financial or equity interest in us, or who have the ability to control us or exercise significant influence over us, or who loan money or other things of value to us, or who have the right to share in our limited gaming revenues, or to whom any interest or share in profits of limited gaming has been pledged as security for a debt or performance of an act.  Any person licensed by the Division of Gaming and any associated person of a licensee must report criminal convictions and criminal charges to the Colorado Division.

The Colorado Commission has broad authority to sanction, fine, suspend and revoke a license for violations of the Colorado Regulations. Violations of many provisions of the Colorado Regulations also can result in criminal penalties.

We have been fined for failure to comply with Colorado gaming regulations related to maintenance and review of statistical information regarding slot machine performance and have entered into an agreement with the Colorado Division of Gaming under which we agreed to bring our practices into compliance. Failure to do so could lead to suspension or revocation of our license. For more information, see the risk factor regarding risks we face in connection with obtaining, maintaining and renewing our gaming licenses under the heading “Risk Factors” below in Item 1 of this Report.

Regulation of Horse Racing and Card Clubs in Minnesota

In December 2003, North Metro Harness Initiative, LLC and Southwest Casino and Hotel Corp. filed applications for Class A and Class B licenses, respectively, to develop and operate a harness racing track and card club in Anoka County, Minnesota.  The Class B license application was subsequently amended and, on January 19, 2005, the Minnesota Racing Commission voted to grant Class A and Class B licenses to North Metro.  The Class A License is effective until revoked or suspended by the Racing Commission, or relinquished by the licensee.  The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).

Minnesota established the Minnesota Racing Commission to regulate horse racing and card playing in the state under its pari-mutuel horse racing statute.  North Metro and Southwest, as a 50 percent owner of North Metro, have been subject to the horse racing statute and rules and regulations promulgated under it (the “Racing Act”) since we filed the Class A and Class B license application.  Our horse racing operations will also be subject to the federal Interstate Horse Racing Act of 1978.

The Racing Commission has broad authority to enforce the Racing Act and regulate substantially all aspects of horse racing in Minnesota.  The Racing Commission granted and will oversee North Metro’s ownership operating licenses, will license all employees of North Metro’s racetrack as well as jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of North Metro’s racetrack, regulates the types of wagers on horse races and approves significant contractual arrangements with North Metro, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements.  Decisions by the Racing Commission in regard to any one or more of these matters could adversely affect the Company’s operations.

The Racing Act requires prior approval by the Racing Commission of all officers, directors, 5% shareholders, or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A and Class B license, and if a change of ownership of more than 5% of the licensee’s shares is made after an application is filed or the license issued, the applicant or licensee must notify the Racing Commission of the changes within five days of this occurrence and provide the information required by the Racing Act.

North Metro intends to submit a card club plan of operation for approval by the Racing Commission in connection with North Metro’s Class B license.  If the card club plan of operation is approved and the Racing Commission will regulate the playing of “unbanked” or “player pool” card games at North Metro’s card club, as well as harness racing.  North Metro must reimburse the Racing Commission for its actual costs, including personnel costs, of regulating the card club.  North Metro must have the Class B license and card club authorization renewed annually by the Racing Commission after a public hearing (if required by the Racing Commission).

Securities Law Regulation

We are also subject to certain aspects of the Sarbanes-Oxley Act of 2002.  This Act requires creation of a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires us to take steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures we make; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of our auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

The process of complying with all applicable state and federal governmental and tribal regulations is lengthy and has required and will continue to require the expenditure of substantial time and resources.  There can be no assurance that we will be able to comply on a continuous or timely basis with all applicable regulations, and delays in compliance, or failure to comply, could have a material adverse effect on our business, financial condition, results of operations and continuing licensability.  Changes in existing regulations or the adoption of new regulations at the federal level or in the states in which we currently operate or are pursuing new opportunities could delay or prevent our compliance with such regulations.  Our failure to comply with applicable laws or regulations, whether federal, state or tribal, could result in, among other things, the termination of management agreements to which we are a party, or the suspension of one or more of our operations, either of which would have a material adverse effect on our business.

Costs and Effects of Compliance with Environmental Laws.

Gold Rush I, LLC, a wholly owned subsidiary of Southwest, leases real property in Cripple Creek, Colorado, a portion of which included a gas station and convenience store.  The gas station and related storage tanks were removed in October 1998, before Gold Rush I leased the property. We participate in a Corrective Action Plan approved by the Colorado Department of Labor and Employment, Division of Oil and Public Safety related to groundwater monitoring and remediation at the site. We have spent approximately $82,000 monitoring and remediating this site since we leased it in March 1999 and estimate the total cost of remediation at approximately $91,000. We have applied for reimbursement of some or all of these expenses from the Colorado Petroleum Storage Tank Fund but are uncertain whether we will receive some or all of that reimbursement.

Number of Employees.

We currently employ approximately 194 full and part-time employees and we manage approximately an additional 312 full and part-time employees of the Cheyenne and Arapaho Tribes of Oklahoma under our management agreement with the Tribes.

Risk Factors

In addition to the influences identified elsewhere in this report, there are several important factors that could cause our actual results to differ materially from those anticipated by us or that are reflected in any of our forward-looking statements.  These factors, which may impact the success of our operations and our ability to achieve our goals, include the following:

We have an accumulated deficit and a history of uncertain profitability.  We have incurred substantial operating losses since inception and had an accumulated deficit of $11,426,396 as of December 31, 2004. These losses are primarily the result of expenses related to our ongoing pursuit of new gaming opportunities. There can be no assurance that we will be able to achieve profitability on a quarterly or annual basis in future periods.  Our future operating results will depend upon a number of factors, including (a) the continuing profitability of our Oklahoma and Colorado Operations; (b) our ability to maintain our current gaming licenses and to obtain additional gaming licenses for new or expanded gaming facilities; (c) our ability to continue to maintain our contractual and working relationships with the Cheyenne and Arapaho Tribe of Oklahoma and to establish working relationships with other Native American tribes involved in gaming; and (d) our ability to successfully identify, and obtain all necessary approvals and funding related to, any additional future gaming opportunities.

We have a continuing need for additional capital. We anticipate that we will need substantial additional funding for our current Oklahoma and Colorado operations and to effectuate our plans to develop a harness racing track and card room in Minnesota.  Failure to meet our capital commitments related to the harness racetrack and card room could lead to a dilution of our ownership interest in that project.  Moreover, our operating plans and financing needs are subject to change depending on, among other things, market conditions and opportunities; land, equipment or other asset-based financing that may be available in connection with our development of gaming facilities; cash flow from operations, if any; and the number of new gaming projects that we pursue. While additional funds may be provided through borrowings from institutional investors or project partners, equipment leasing or other forms of debt or equity financing, we do not have any unconditional commitments relating to additional financing and we cannot assure you that additional financing will be available when required. Even if financing is available when required, we cannot assure you that it will be on terms favorable to us and our security holders in terms of cost or dilution.

We will continue to face intense competition in the gaming industry.  The gaming industry, including the development, operation and management of racetracks and other types of facilities, is highly competitive, especially given the rapid rate at which the industry is expanding. For example, a number of management companies may make proposals to a particular tribe for the development and management of a single Indian gaming facility, and any gaming facilities developed or managed by us will compete with a rapidly expanding number of other gaming facilities of varying quality and size, including gaming facilities that are part of national or regional chains, and other forms of gaming and entertainment. Many of our competitors have substantially greater financial and personnel resources than we do. Competition in the future may also be affected by overbuilding which can adversely affect patronage levels. Given the current regulatory climate and limited number of lucrative gaming opportunities available, competition is likely to become more intense in the future.

We face risks associated with our pursuit of new gaming projects.  We have pursued, are pursuing, and will continue to pursue new gaming projects that involve substantial pre-development commitments of time and money with no assurance we will receive the approvals needed to develop and operate the proposed gaming facility. A number of these projects require legislation or voter approval, which not only increases the cost of such projects but also increases the risk the project will not be approved and extends the time required to obtain licenses, complete development and begin operations. As an example, we pursued development of a gaming project on the White River at Rockaway Beach, Missouri that required a constitutional amendment to the Missouri State Constitution.  After expending substantial funds and time in pursuit of this venture, the ballot initiative was defeated by Missouri voters on August 3, 2004.  In addition, gaming projects may be controversial in some areas and face significant opposition from competitors or individuals and groups opposed to gaming on moral grounds.  In addition to increasing the costs and difficulties in obtaining required permissions for gaming projects, these opponents may also use litigation to try to delay or block new projects.  For example, we have received all required approvals to develop a harness racetrack in Anoka County, Minnesota, but a group opposed to gaming on moral grounds has filed two separate lawsuits in attempts to block the project.

We, and the gaming industry as a whole, are heavily regulated and any change in the regulatory environment could have a material adverse effect on our business and operations.  The gaming industry is highly regulated at the federal and state levels and gaming on tribal land is further regulated by the National Indian Gaming Commission and the Bureau of Indian Affairs. The process of complying with all applicable government and tribal regulations is complex and requires us to expend substantial time and resources. We cannot assure you that we will be able to comply on a continuous or timely basis with all applicable regulations, and delays in compliance, or failure to comply, could have a material adverse effect on our business, financial condition, results of operations and our ability to maintain and obtain needed licenses. Changes in existing regulations or the adoption of new regulations at the federal level or in the states in which we operate or pursue new opportunities could delay or prevent our compliance with those regulations. Our failure to comply with applicable laws or regulations, whether federal, state or tribal, could result in, among other things, the termination of management agreements to which we are a party or the suspension of some of our operations, both of which would have a material adverse effect on our business.

We will continue to face legislative and judicial hurdles and adverse legislative and judicial changes.  The legislative and judicial environments related to Indian and non-Indian gaming are dynamic and change rapidly. Any federal, state or tribal action, adverse legislation, or judicial or regulatory ruling that limits gaming or constricts the scope of our gaming operations could have a material adverse effect on the gaming industry or our operations and financial condition. For example, in 2002 we had a profitable consulting arrangement with the Alabama-Coushatta Tribes of Texas that was terminated due to an adverse ruling from federal district court in favor of the State of Texas.

Successful Native American gaming opportunities typically depend upon securing and maintaining Tribal-State gaming compacts which are subject to substantial uncertainty.  The Indian Gaming Regulatory Act of 1988 (“IGRA”) provides the framework for the regulation of Class II and Class III gaming on Indian land.  Before Class III gaming (video games including video slots and video blackjack; table games like blackjack, craps and roulette; and other gaming events like pari-mutuel wagering) may be conducted on Indian land, the IGRA requires that the applicable tribe and host state negotiate a tribal-state compact authorizing gaming on the tribe’s land. Tribal-state compacts specify how Class III gaming is to be conducted and allocates oversight responsibilities between the tribe and the state.  A tribal-state compact is not currently required to conduct Class II gaming for Native American tribes subject to the IGRA.

We believe that the management and operation of Class III casinos generally present significantly greater revenue opportunities than Class II gaming facilities.  However, our ability to enter into Class III casino management agreements is dependent upon states entering into tribal-state compacts that permit Class III gaming. The majority of states have not entered into tribal-state compacts that permit Class III gaming.  We cannot predict with any certainty (a) which additional states, if any, will approve Class III gaming on Indian land; (b) the timing of any such approval; (c) the types of gaming that may be permitted by any tribal-state compact; or (d) whether any state will attempt to renegotiate or take other steps that may adversely affect existing tribal-compacts.

Many states have resisted, and certain states continue to resist, entering into tribal-state compacts. This resistance has, at times, resulted in litigation. Interpretations by federal district courts of the scope of any particular state’s obligations to negotiate a tribal-state compact have varied widely and depend in part on the laws of the particular state in which a tribe is seeking to negotiate a compact. The failure or delay of states to compact with tribes, the repeal or adverse legal interpretation of tribal-state compacts, or the enactment of amendments that limit or affect the types or number of games that can be operated on Indian land under such compacts, could all have a material adverse effect on our business and current and proposed operations.

Our facilities and operations, as well as our key personnel and some of our security holders, are subject to government and tribal background investigations.  Failure to complete these investigations satisfactorily could adversely affect our business and operations. Our facilities and business operations on Indian land are subject to approval, regulation and oversight by, among others, the National Indian Gaming Commission, the Bureau of Indian Affairs, the Secretary of the Interior and various tribal authorities. For example, all management agreements (and extensions or renewals of such agreements) for Class II or Class III gaming facilities on Indian land must be approved by the NIGC and the terms of these management agreements must conform to various NIGC requirements. The NIGC will not approve management agreements for Class II Indian gaming facilities (such as our Oklahoma operations) unless federally conducted background checks of our directors and officers, some of our security holders, and other parties interested in our management agreements have been completed satisfactorily. States entering into tribal-state compacts under which we may manage Class III gaming facilities may have similar (or more stringent) requirements for background checks.

Our non-Indian operations are subject to similar requirements. For example, the State of Colorado currently requires extensive background checks in connection with an application for gaming licenses.  Background checks and related approvals may take many months to complete.  The NIGC may, in its discretion, also conduct background checks with respect to Class III management contracts.  Although the NIGC has approved our current management agreement with the Cheyenne and Arapaho Tribes of Oklahoma, including a recent extension, as we pursue additional Indian and non-Indian opportunities (or as new directors or management personnel are added), we cannot assure you that the necessary background investigations will be completed satisfactorily. Furthermore, the NIGC continues to adopt procedures that effectively expand the NIGC’s role in the classification of Native American gaming devices and which, if adopted in their present form, could have a material adverse effect upon our operations.

The National Indian Gaming Commission has expressed concern about the distribution of gaming proceeds by the Cheyenne and Arapaho Tribes of Oklahoma, for whom we manage casinos.  In December 2004, the NIGC notified the Tribes that the NIGC is concerned the Tribes are not distributing properly the net revenue they receive from gaming operations.  The NIGC’s concerns relate to the use of gaming revenue after we have distributed it to the Tribes and are not related to our management of the Tribes’ casinos.  However, if the NIGC determines that the Tribes have committed a substantial violation of the Indian Gaming Regulatory Act, NIGC rules, or the Tribes’ gaming ordinance, it could bring an enforcement action against the Tribes.  If an enforcement action were successful, potential penalties range from fines to, in extreme cases, an order closing the Tribes’ gaming operations.  Even though the NIGC’s concerns are not related to our management of the Tribes’ casinos, closure of these facilities would eliminate a significant source of our operating revenue and have an immediate adverse impact on our business results.

We face risks in connection with obtaining, maintaining and renewing gaming licenses required for the conduct of our business.  The development and management of gaming facilities are subject to extensive licensing requirements and we cannot assure you that we will be able to obtain or maintain all necessary licenses, approvals and other clearances from regulatory authorities having jurisdiction over our gaming facilities.  Although we, and our affiliates, have obtained the governmental licenses, permits and approvals we believe are necessary for the development and continued management of the Oklahoma and Colorado operations and development of a harness racing track in Minnesota, we cannot assure you that we will be able to maintain or renew the necessary licenses, approvals and other clearances required for our operations.

All licenses that have been or may be obtained by us or our affiliates are subject to various conditions and in many cases will be subject to renewal.  Notwithstanding the fact that we have earned a good reputation at federal, state and tribal levels relative to compliance and licensing ability, there is always the possibility that a failure to comply with gaming regulations or the conditions of any license we hold could have an adverse effect upon our ability to secure, maintain or renew our gaming licenses.  We were recently fined $50,000 by the Colorado Division of Gaming for failure to properly maintain and review statistical data on slot machine performance after receiving a warning letter regarding this deficiency and failing to comply with its recommended action for correction of the deficiency. We entered into a Stipulation and Agreement with the Colorado Limited Gaming Control Commission in which we admitted that we failed to comply with the applicable gaming regulations and agreed to take corrective action immediately. As part of these proceedings, James Druck, in his capacity as Manager of the facility in question, without any admission of guilt, has agreed to take the steps required to insure our compliance in this matter and, further, has agreed to pay the sum of $5,000 to Colorado’s Limited Gaming Fund as reimbursement for expenses incurred by Colorado in this investigation.  It is difficult to predict with any certainty whether, and to what extent, this occurrence may have a material adverse effect on our business or adversely affect our ability and the ability of our key personnel to obtain or retain required licenses in Colorado. In addition, we must disclose this violation to other jurisdictions in which we hold or apply for gaming licenses. It is difficult to predict what impact, if any, that disclosure may have on our licensability in those jurisdictions.

We face special risks related to investments in Indian gaming facilities.  Investment in Indian gaming facilities involves numerous special risks in addition to those usually associated with contractual arrangements or real estate development. Advances made by us to develop, construct and equip Indian gaming facilities will not result in our ownership of, or any security interest in, the gaming facilities located on Indian land or in the Indian land itself.  Our ability to build and maintain healthy personal and professional relationships with tribes and their officials is critical to the success and longevity of our current and proposed gaming activities and our ability to successfully obtain, develop, effectuate, retain and renew management or other types of service agreements.  As sovereign nations, tribes establish their own governmental systems under which tribal officials as well as tribal boards, commissions, committees and other bodies are subject to replacement by appointment or election and to policy changes.  Our relationship with a tribe could deteriorate for various reasons, including a change in tribal government or tribal policies.  Deterioration in the relationships between us and individual officials or collective bodies of any tribes with whom we deal could have a material adverse effect on our business and operations.  Similarly, our business relationships with Indian tribes, and revenues generated through service agreements with Indian tribes, could be adversely affected or even eliminated as the result of regulatory or judicial actions taken against the tribe itself, or against a tribe’s leaders or members as individuals. In addition, any investigation of an Indian tribe or tribal member that we work with could lead to an investigation of our relationship with that tribe or tribal member.

We face specific risks and are subject to limitations under our current Oklahoma agreement.  The duration of the Oklahoma Agreement was recently extended until May 19, 2007, and can be further extended only with the consent of the Cheyenne and Arapaho Tribes of Oklahoma and the approval of the National Indian Gaming Commission. The Tribes approved two additional amendments to the Oklahoma agreement at a Tribal Council meeting on January 22, 2005.  These amendments include an extension of our contract until May 19, 2011. However, a tribal court subsequently ruled the Tribal Council meeting at which these amendments were approved invalid.  We cannot predict at this time whether that ruling may be challenged.  In addition, amendments cannot become effective until approved by the NIGC.  The NIGC is unlikely to approve any amendments until issues regarding the legitimacy of the Tribal Council meeting at which the amendments were approved are resolved or the amendments are again approved by the appropriate tribal authority.  We cannot assure you that any further extension will be granted and approved.  In addition, even if granted and approved, the NIGC and the Tribes have the power to unilaterally terminate or void the Oklahoma Agreement under certain circumstances.

We have limited recourse against Indian Tribes. Indian tribes are sovereign nations that are generally immune from legal proceedings commenced in state or federal courts, and congressional policy has mandated the limited liability of Indian tribes. In addition, because regulatory authorities have broad discretion when granting, renewing or revoking licenses, approvals and other clearances related to the development, management or operation of gaming facilities, an Indian tribe that desires to terminate a management contract with a third party management company may simply elect to refuse to renew a tribal gaming license based upon a minor technical default.  As a result, repayment of any funds advanced by us to, or on behalf of, tribes in connection with the development or expansion of a gaming facility, and any additional return from participation in payments made under gaming management agreements, will depend upon (a) our ability to enter into, and obtain requisite regulatory approval with respect to, effective management agreements; (b) the successful development and operation of the gaming facility; and (c) in light of our limited recourse against any tribe for breach of any agreement, the willingness of the tribe to comply with its obligations under the applicable agreement.

For the foregoing reasons, if a tribe were to breach a management agreement with us, our sole recourse to collect amounts owed to us under our agreements with that tribe may be to attach undistributed or future proceeds, if any, from the operation of the tribe’s gaming facilities. If gaming operations fail to develop or, if developed, cease to operate for any reason, our prospects for payment of amounts owed to us are minimal.  Accordingly, if we advance significant funds to tribes for the development, construction and furnishing of gaming facilities, we may not be able to recover those funds.

We face risks related to the nature of the gaming industry, including adverse economic and political conditions and changes in the legislative and land use regulatory climate.  Similar to investment in other entertainment enterprises, adverse changes in general and local economic conditions may adversely impact investments in the gaming industry.  Examples of economic conditions subject to change include, among others, (a) competition in the form of other gaming facilities and entertainment opportunities; (b) changes in regional and local population and disposable income; (c) unanticipated increases in operating costs; (d) restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations; (e) risks inherent in owning, financing and developing real estate as part of our casino operations, (f) the inability to secure property and liability insurance to fully protect against all losses, or to obtain such insurance at reasonable costs; (g) seasonality; (h) changes or cancellations in local tourist, recreational or cultural events; and (i) changes in travel patterns or preferences (which may be affected by increases in gasoline prices, changes in airline schedules and fares, strikes, weather patterns or relocation or construction of highways, among other factors).

The success of our current operations and our future growth potential are dependent upon key personnel and will, in the future, be increasingly dependent on our ability to attract and retain additional qualified managers and personnel.  Our success depends to a significant extent upon the efforts and abilities of our executive officers, James B. Druck, Thomas E. Fox, Jeffrey S. Halpern and Brian L. Foster.  We have entered into employment agreements with Messrs. Druck, Fox and Halpern. Each of these individuals has developed relationships and experience in the gaming industry that are integral to our success.  We do not maintain key man life insurance on any of these individuals.  The loss of the services of one or more of these individuals could have a material adverse effect on our business and current and proposed operations.

We will also be required to recruit and retain a significant number of management, administrative and other employees for any of our proposed gaming facilities that may come to fruition.  We anticipate that we will be required to develop and undertake a major training program at each new facility that we may develop or manage.  In addition, with regard to facilities on Indian land, we will generally be required to recruit and give preference to individuals of Native American heritage in order to comply with various tribal employment rights ordinances that have been adopted by most tribes, including the Cheyenne and Arapaho Tribes. While we believe that we will be able to attract and retain a sufficient number of employees to satisfy our current and future requirements, the competition for such employees, particularly at the management level, will increase significantly in the future if the gaming industry expands throughout the United States.  There can be no assurance that we will be able to attract and retain the personnel required to successfully operate our business.

In addition, now that we are conducting our gaming operations as a publicly owned corporation, we are subject to regulations under state and federal securities laws such as the Securities Act of 1933, the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002. Compliance with these laws and regulations will require that we add personnel and recruit independent members for the Board of Directors. All of these directors and some new personnel must complete background investigations before joining our company or performing any services for us. Requiring potential directors and employees to complete these investigations may make it more difficult to recruit qualified candidates and delays in completing background investigations could adversely impact our business and, in the case of director candidates, our ability to comply with Sarbanes-Oxley Act requirements regarding director independence on a timely basis.

The success of our current operations and our future growth potential are dependent upon our relationship with and the performance of certain third parties.  The successful operation of our various proposed gaming facilities will be dependent to a significant extent on the efforts of third parties.  For example, (a) with respect to any facility located on Indian land, we will not own the facility and will depend on the performance by a tribe of its obligations under the applicable management agreement; (b) with respect to the harness racing track and card room proposed for Minnesota, the success of that project will depend to a great extent on the expertise our 50/50 partner in that venture, MTR-Harness, Inc., an affiliate of MTR Gaming Group, Inc., in managing racing facilities as well as the ability of our financing sources to meet their commitments to us; and (c) finally, with respect to any other project pursued by us, we may need to form partnerships or secure third party funding in order to meet the financial requirements that will likely transcend our own financial resources. The failure of any third party to perform its contractual obligations to us could have a material adverse effect on our business and operations.  In addition, depending upon the structure of any particular joint venture, we may be held responsible for the acts or omissions of our co-venturers.

We face risks related to the diminishing control of our existing management.  Our directors and executive officers currently beneficially own (together with their spouses, on a fully-diluted basis and including shares that may be received in connection with the exercise of outstanding options and warrants) approximately 28% of the outstanding shares of our common stock. By virtue of the forgoing, our directors and executive officers will have limited voting influence in connection with the election of our future directors and the control of our business and affairs.

Because our common stock is traded on the OTC Bulletin Board, your ability to sell your shares in the secondary trading market may be limited.  Our common stock is traded currently on the over-the-counter market on the OTC Bulletin Board.  Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media, if any, of our company.  As a result, prices for shares of our common stock may be lower and more volatile than might otherwise prevail if our common stock was quoted on the Nasdaq Stock Market or traded on a national securities exchange, like The New York Stock Exchange or American Stock Exchange.

Because our shares are “penny stocks,” you may have difficulty selling them in the secondary trading market.  Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called “penny stocks,” which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues.  Since our common stock currently trades on the OTC Bulletin Board at less than $5.00 per share, our common stock is a “penny stock” and may not be traded unless a disclosure schedule explaining the penny stock market and associated risks is delivered to a potential purchaser before any trade.

In addition, because our common stock is not listed on Nasdaq or any national securities exchange and currently trades at less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 under the Exchange Act.  Under this rule, broker-dealers must take certain steps prior to selling a “penny stock,” which steps include:

•                  obtaining financial and investment information from the investor;

•                  obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

•                  providing the investor a written identification of the shares being offered and the quantity of the shares.

If the broker-dealer does not follow these penny stock rules, the investor has no obligation to purchase the shares.  The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our shareholders, therefore, may have difficulty selling their shares in the secondary trading market.

To comply with gaming regulations, we must seek shareholder approval to amend our Articles of Incorporation to place restrictions on ownership of our securities and add other considerations that could have anti-takeover effects.  In the near future, we intend to seek an amendment to our Articles of Incorporation of Southwest Casino Corporation to provide that no person or entity may become one of our 10 largest shareholders, or the beneficial owner of 5% or more of our capital stock, unless such person or entity (a) agrees to provide personal background and financial information to gaming authorities, (b) consents to a background investigation, and (c) responds to questions from gaming authorities.  Whether or not a shareholder is one of our 10 largest shareholders or a 5% shareholder, our amended Articles of Incorporation will provide that we may repurchase, at fair market value, shares held by any person or entity (y) who refuses to provide information requested by us or any gaming authority or (z) whose status as a shareholder, in the judgment of our Board of Directors, may result in the disapproval, modification, loss, non-renewal or non-reinstatement of any management agreement, or any of our licenses, approvals or consents from any gaming authority or any other governmental agency.

Item 2.    DESCRIPTION OF PROPERTY

We own, lease or manage the following real property:

Gold Rush I, LLC, a wholly owned subsidiary of Southwest Casino and Hotel Corp., operates the Gold Rush Casino with 322 slot machines, four table games, a bar/restaurant and 13 hotel rooms, and the Gold Digger’s Casino with 86 slot machines and a bar.  These properties are physically connected, but operate under separate Colorado gaming licenses.  The casino buildings, a building that houses our marketing and accounting offices, the Gold Rush Palladium site, two additional storefronts and related parking lots are leased under a 20-year lease from Mark and Annesse Brockley, Cripple Creek Development Corporation and Blue Building Corporation that expires in June 2019.  Gold Rush I pays base rent in the amount of $40,000 per month for this property, plus an additional payment based on the combined net income of the Gold Rush and Gold Digger’s casinos. Through 2004, we have not been required to make any additional payments based on combined net income. In addition, Gold Rush I assumed obligations to make numerous payments to third parties for outstanding accounts payable and debt obligations related to acquisition and operation of the Gold Rush and Gold Digger’s before we entered into this lease.  These additional payments are capped at $125,000 per month. If the payments exceed that amount, the excess amount is deducted from the base rent due.  In 2004, these assumed obligations averaged approximately $97,000 per month.  Gold Rush I also held an option to purchase this real estate that expired on February 28, 2005.

Southwest Casino and Hotel Corp., a wholly owned subsidiary of Southwest, operates Uncle Sam’s Casino, which operates 67 slot machines and a bar.  The building is leased under a 5-year lease from Lois Woods that has been extended for an additional five years and expires in April 2009.  Southwest pays rent in the amount of $14,000 per month for this facility.

Southwest Entertainment, Inc., a wholly owned subsidiary of Southwest Casino and Hotel Corp., operates the Gold Rush Palladium, an outdoor music amphitheatre with 1,200 seats. The Palladium is located behind the Gold Rush and Gold Digger’s casinos on a portion of the property leased by Gold Rush I, LLC from Mark and Annesse Brockley, Cripple Creek Development Corporation and Blue Building Corporation under the lease described above that expires in June 2019.  Southwest Entertainment hosts music events at the Palladium intended to increase traffic at the Gold Rush and Gold Digger’s casinos. Under the sublease between Southwest Entertainment and Gold Rush I for this site, Southwest Entertainment is required to pay rent of $1,000 per month.

In addition to the Gold Rush and Gold Digger’s casinos, the lease with Mark and Annesse Brockley, Cripple Creek Development and Blue Building Corporation includes two additional storefronts that we sublease to a third party.  Under the current terms of the sublease, the tenant is making needed improvements to the real property, from which we will benefit, in lieu of rent payments, pending completion of those renovations.

North Metro Harness Initiative, LLC, in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest, holds options to acquire approximately 180 acres of real property in Columbus Township, Anoka County, Minnesota. North Metro has not acquired these properties.  North Metro intends to build a harness racetrack and card room on this site.  We estimate the total cost of this development to be $48 million. North Metro will provide $10 million of that amount and will borrow the remainder.

Lucky Star Concho and Lucky Star Clinton are enterprises of the Cheyenne and Arapaho Tribes of Oklahoma. Southwest Casino and Hotel Corp. manages these facilities under a NIGC-approved management agreement that terminates in May 2007.  As of December 31, 2004, these enterprises operated 1,050 electronic bingo and pull tab machines, a 500-seat bingo hall and a restaurant and snack bar.  In March 2005, we removed the bingo seats to create space for a new restaurant and bar and additional card games that the casinos will be permitted to offer when the gaming compact between the Tribes and the State of Oklahoma is finalized.

Southwest Casino Corporation leases 4,780 square feet of office space at 2001 Killebrew Drive, Suite 350 in Minneapolis, Minnesota with a base rent of $8,784 per month plus certain operating costs for its corporate offices under a five-year lease that expires in December 2009.

Southwest does not own any interest in real property solely for investment purposes.

Our management considers our leased properties suitable and adequate for our current operations.  In the opinion of our management, all of these properties are adequately covered by insurance.

Item 3.    LEGAL PROCEEDINGS.

North Metro Harness Initiative, LLC, in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest, has intervened in litigation between an anti-gambling group and the Minnesota Racing Commission.  This litigation began on December 15, 2004 and is pending in the Second District Court, Ramsey County, Minnesota and alleges that members of the Minnesota Racing Commission violated Minnesota’s “open meeting” law while considering North Metro’s application for licenses to build and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota.  The District Court denied plaintiff’s initial motion to enjoin the Racing Commission from reconsidering an October 2004 decision to deny North Metro’s license applications on December 29, 2004. An appellate court subsequently denied an emergency petition seeking the same relief.  The anti-gambling group continues to pursue this case in an effort to invalidate the licenses granted to North Metro by the Racing Commission on January 19, 2005.  In February 2005, the District Court entered a protective order requested by the Racing Commission and in which North Metro joined limiting the scope and timeframe for discovery in this matter.  North Metro does not believe the Racing Commission violated the Open Meeting Law and that even if a violation of the Open Meeting Law occurred the remedies for that violation do not include invalidation of its licenses. However, if the Court finds a violation of the Open Meeting Law and holds that the violation can invalidate North Metro’s licenses, the invalidation of the licenses would prevent North Metro from developing the racetrack and card room and prevent us from realizing any revenue or profit from this project.

In addition, on March 10, 2005, the anti-gambling group filed a petition with Minnesota Court of Appeals appealing the Minnesota Racing Commission’s grant of Class A and Class B licenses to North Metro to develop and operate the harness racetrack and card club.  North Metro and the Minnesota Racing Commission are the relator and the respondent, respectively, in this proceeding. The anti-gambling group seeks to have the licenses invalidated through this appeal.  We cannot predict the outcome of this appeal at this time. The invalidation of the licenses would prevent North Metro from developing the racetrack and card room and prevent us from realizing revenue or profit from this project.

On March 17, 2005, the Horsemen’s Benevolent and Protective Association (“HBPA”), which represents the thoroughbred horse owners that race at the other Class A licensed racetrack in Minnesota, filed a petition requesting the Minnesota Court of Appeals to review the decision of the Minnesota Racing Commission to grant Class A and Class B licenses to North Metro.  As in the above appeal, North Metro is a relator and the Minnesota Racing Commission is the respondent in this proceeding.  The HBPA seeks to invalidate the licenses granted to North Metro with this appeal.  We cannot predict the outcome of this appeal at this time. The invalidation of the licenses would prevent North Metro from developing the racetrack and card room and prevent us from realizing any revenue or profit from this project.

On March 3, 2005, Corporate Capital Management, LLC served a lawsuit against Southwest claiming failure to pay fees or deliver securities related to our 2004 convertible debenture offering and reorganization and a proposed investment transaction that we announced publicly on January 28, 2005 and in which the plaintiff played no role.  We believe the claims are without merit.

During 2003 and 2002, an employee issued and cashed company checks and deposited the amounts to the employee’s personal accounts.  Our insurance coverage paid a portion of the loss and we have also written off losses of $100,000 in 2004 and $267,000 in 2003.  The employee was terminated in January 2004 and criminal prosecution of the employee remains pending in Teller County, Colorado.  We anticipate that the employee will be required to pay restitution in connection with the criminal proceedings and that some portion of the lost amount may be recovered, but at this time, we cannot estimate with any certainty what that amount may be.

We are involved in other various claims, legal actions and other complaints arising in the ordinary course of business.  In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in our financial statements and the ultimate outcome of these other matters will not have a material effect on our financial position or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) of the National Association of Securities Dealers, Inc. under the symbol “SWCC.”  Quotation on the OTCBB began February 26, 2004.  Before February 26, 2004, our common stock was not quoted on the OTCBB or listed on any exchange. From February 26, 2004 until completion of our reorganization, our common stock was quoted under the symbol “LMAV.”  The market for shares in our common stock is limited because only a small number of our outstanding shares are available for trading in the public market. The following table sets forth the high and low bid prices for our common stock, as reported by the OTCBB, for the fiscal quarters indicated:

	High	Low
Fiscal Year ended December 31, 2004:
Quarter ended Dec. 31, 2004	$1.50	$0.60
Quarter ended Sept. 30, 2004	$2.00	$1.50
Quarter ended June 30, 2004	$0.00	$0.00
Quarter ended March 31, 2004 (beginning February 26, 2004)	$0.00	$0.00

These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Record Holders

As of March 24, 2005 there were 433 record holders of our common stock.

Dividends

We have not declared or paid any cash dividend on our common stock.

Sales of Unregistered Equity Securities during Fourth Fiscal Quarter

During the fourth quarter of fiscal 2004, we did not issue any equity securities without registration under the Securities Act of 1933, except as described below:

On December 8, 2004, we issued 45,455 shares of common stock to the holders of an outstanding Southwest Casino and Hotel Corp. Series A convertible debenture who, under the terms of our redemption offer, elected to convert the principal amount of their debenture to common stock at a conversion price of $1.10 per share of common stock.

On December 8, 2004, we issued 50,000 shares of common stock to Corporate Capital Management, LLC in consideration of a release of potential claims related to financial advisory services provided to us by Corporate Capital Management.

On December 8, 2004, we issued 20,000 shares of common stock to a former financial advisor in consideration of services rendered previously.

No underwriting commission or discounts were paid with respect to the sales of these unregistered securities.  All of the sales were made in reliance on either Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering or Regulation D of the Securities Act.  In all of these transactions, we made inquiries to establish that the sales qualified for these exemptions from the registration requirements.  In particular, we confirmed that with respect to the exemption claimed under Section 4(2) of the Securities Act that (i) all sales were made by personal contact from officers and directors of Southwest or other persons closely associated with Southwest, (ii) each investor made representations that he or she was sophisticated in relation to his or her investment (and gave us no reason to believe that this representation was incorrect), (iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales within any offering were made to a limited number of persons.

Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities during fourth quarter of fiscal 2004.

Item 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation for the years ended December 31, 2004 and 2003, and should be read in conjunction with our financial statements and accompanying notes.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Risk Factors” in Item 1 of this report.

Overview:

Our principal business is the management, operation and development of gaming facilities in emerging and established gaming jurisdictions.  Currently, we operate three casinos in Cripple Creek, Colorado — Gold Rush, Gold Digger’s and Uncle Sam’s.  We also manage two Native American gaming operations in Oklahoma for the Cheyenne and Arapaho Tribes of Oklahoma - Lucky Star Concho and Lucky Star Clinton.  Lucky Star Concho is located on U.S. Highway 81, just north of the Oklahoma community of El Reno.  Lucky Star Clinton is located 60 miles west of Lucky Star Concho in the community of Clinton, Oklahoma on Old Route 66 near Interstate I-40.  An amendment to our management contract with the Tribes to develop and manage a third site at Canton, Oklahoma has been ratified by the Tribes and has been submitted to the National Indian Gaming Commission for approval.

In 2004 and 2003, we actively pursued additional gaming opportunities—a harness race track and card room in Minnesota and a riverboat casino in Missouri.  We continually evaluate other management, consulting, development and acquisition opportunities related to gaming that have the potential to generate new revenue streams for us.

Project Development Costs:

Rockaway Beach – In September 2002, we responded to a request for a proposal from the City of Rockaway Beach, Missouri (approximately 11 miles from Branson, Missouri) to build a riverboat and redevelop their downtown.  In order to obtain a gaming license to build a riverboat on the White River at Rockaway Beach, it is first necessary to amend the Missouri Constitution, which currently permits riverboats only on the Mississippi and Missouri rivers. We were awarded the contract by the City and began incurring costs associated with pursuing this opportunity.   In June 2004, we established a separate entity (Southwest Missouri Gaming, LLC or SMG) to hold the development rights.   We transferred our rights and interests in this project to SMG in exchange for a 30% ownership interest.  Missouri businessman Robert Low acquired 70% of SMG. The initial commitment by both parties was to provide a total of $10,000,000 in pre-development funding for the project and we received credit for amounts we had spent to date.  As of December 31, 2004, SMG had expended $13,978,766 including our expenditures before the formation of SMG. The primary use of the funds was to secure the necessary amendment to the State Constitution to allow riverboat gaming on the White River at Rockaway Beach.  This initiative was defeated in the state-wide primary election held August 3, 2004.  Our allocable share of SMG expenditures including expenditures made before the formation of SMG and expenses incurred that were not allowable under our SMG agreement were $2,681,470 in 2004 as compared to $1,302,980 expended in 2003 and $247,721 expended in 2002.

North Metro Harness Initiative, LLC - We also have been pursuing a harness track and card room in Columbus Township, Anoka County, Minnesota.  In December 2003, we filed a license application with the Minnesota Racing Commission.  This license application was amended to add a subsidiary of MTR Gaming Group, Inc. as our 50% partner. As of December 31, 2004, MTR-Harness, Inc. of Minnesota had invested $108,446.  The Minnesota Racing Commission approved North Metro’s licenses on a five to three vote on January 19, 2005.  Under the North Metro Member Control Agreement, approval of North Metro’s licenses triggered MTR-Harness’ commitment to contribute $7,490,000 and our obligation to contribute an additional $1,500,000 to North Metro.  During the years ended December 31, 2004 and 2003, we have expensed $365,132 net of loss allocated to minority interest and $467,407 of costs related to this project, respectively.  In addition, we have capitalized $1,823,154 in real estate options, construction in progress and contract rights as of December 31, 2004.

Operating segments:

Our executive officers review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment.  In order to provide more detail in a more understandable manner than would be possible on a consolidated basis, and to facilitate discussion of operating revenue, we have grouped our properties as follows:

Casino Operations:

Gold Rush/ Gold Diggers Casino
Uncle Sam’s Casino

Casino Management:

Lucky Star – Concho
Lucky Star – Clinton

Casino operations:

Gold Rush/Gold Digger’s Casino Results

	2004	2003	Percentage Increase (Decrease)

Casino revenues	$14,221,835	$13,855,270	2.6%
Total revenues	14,744,565	14,515,003	1.6%
Income from operations	1,049,412	1,837,277	-42.9%
Operating margin	7.1%	12.7%

Gold Rush and Gold Digger’s recorded higher revenues in 2004 primarily as a result of an increase in the number of slot machines on the floor in 2004 as compared to 2003.  The decrease in income from operations was due to an increase in operating expenses caused by the installation of a new player tracking and slot accounting system, increased accounting and compliance personnel, and an increase in depreciation expense.  The new player tracking and slot accounting system has not been approved by the Colorado Division of Gaming and, as a result, additional manpower was required to meet reporting requirements.  We are currently testing the new system. Once the system is fully operational, we anticipate that it will provide us with a competitive advantage in the market.

Uncle Sam’s Casino

	2004	2003	Percentage Increase (Decrease)

Casino revenues	$1,274,877	$1,576,297	-19%
Total revenues	1,278,433	1,579,770	-19%
Income from operations	(519,197)	(482,442)	8%
Operating margin	-40.6%	-30.5%

Uncle Sam’s Casino is a facility with only 67 slot machines that serves the local resident market in Cripple Creek.  This market is the most vulnerable to increased competition. The increase of 628 slot machines in Cripple Creek and the opening of a new casino that also caters to the local residents market during 2004 have substantially impacted the casino revenues at this facility.  We have improved customer service and will be adding poker on the second floor in the second quarter of 2005 in an effort to recapture our share of the market, but cannot assure that we will be successful in doing so.

Casino Management:

Lucky Star Concho

Management fees from Lucky Star Concho were $2,478,603 in 2004 and $1,980,585 in 2003, an increase of 25%. Our increase in management fees was driven by increased patron visits and improved machine selection. In January 2005, the Tribes approved a compact with the state of Oklahoma which will provide the facility with additional electronic games as well as the ability to offer player banked card games.  We anticipate that Lucky Star Concho will begin to realize the benefits of this expanding gaming in the second quarter of 2005 but cannot assure you that it will do so. The advantage from expanded gaming at the Lucky Star facilities will be at least partially offset by competition from Remington Park, a racetrack in Oklahoma City, that will also be allowed to offer the same type of gaming machines as the tribal locations, but they will not be allowed player banked card games and their hours of operations will be limited, whereas the Lucky Star Casinos will continue to operate 24 hours a day, seven days a week.

Lucky Star Clinton

Management fees from Lucky Star Clinton were $1,604,586 in 2004 and $1,255,230 in 2003, an increase of 28%.  Our increase in management fees was driven by increased customer awareness of our location, customer service and improved machine selection.   In January 2005, the Tribes approved a compact with the state of Oklahoma which will provide the facility with additional electronic games as well as the ability to offer player banked card games.  We anticipate that Lucky Star Clinton will begin to realize the benefits of this expanding gaming in the second quarter of 2005. We anticipate that additional competition will come into our market area within the next 9 months, but we believe, although we cannot provide any assurance, that we will continue to benefit from the expanded gaming permitted under the compact.

We are also currently discussing with the Tribes the possibilities of expanding both the Concho and Clinton facilities which could have a significant impact on revenues for 2005.

Other Factors Affecting Our Net Loss:

The following table summarizes some of the factors our management believes are most significant in understanding our financial performance during the past two fiscal years.

	2004	2003	Percentage Increase (Decrease)
(Income) Expense:
Southwest Entertainment	$(146,536)	$(183,440)	-20%
Corporate Expenses	3,861,962	2,625,847	47%
Interest Expense (net)	(1,122,635)	(907,430)	24%
Other (income) Loss	690	(54,485)	N/M
Effective Tax Rate	0%	12%	N/M
Minority Interests	108,446	—	N/M
Discontinued Operations, Net of Income Taxes	(256,582)	(860,375)	-70%

N/M = Not Material

Southwest Entertainment, Inc is a wholly owned subsidiary of Southwest Casino and Hotel Corp. that conducts concerts at the Gold Rush Palladium, a 1,200 seat outdoor amphitheater adjacent to the Gold Rush Casino.   We conduct musical events for the purpose of attracting people to Cripple Creek and our casino properties.  During 2004 and 2003, we held six concerts each year.   The increased loss during 2003 compared to 2004 was due primarily to the higher cost of the acts that performed during 2003.

Corporate expenses increased 47%, primarily from an increase in legal and accounting expenses of $714,446 over the same period for the prior year. The additional legal and accounting expenses were incurred in connection with the merger with Lone Moose Adventures, Inc. and additional costs in connection with the filing requirements for the Securities and Exchange Commission.

Interest Expense increased 24% as a result of lease financing for the player tracking and slot accounting system installed at the Colorado casinos in January 2004.

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

Discontinued Operations reflect the results of operations for Southwest Casino Deadwood, LLC which we closed February 28, 2004.  Since 2004 includes only two months of operations, the loss is 70% less than the loss in 2003.   For calendar year 2003, the loss from discontinued operations includes a $282,550 loss on sale and abandonment of fixed assets used in the operations.

Liquidity and Capital Resources:

We generate cash flow from our Oklahoma management activities and casino operations in Colorado.  We use the cash flows generated to fund reinvestment in existing properties for both refurbishment and replacement of assets, and to pursue additional growth opportunities.  We supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

We expect that cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months, including payment of our accounts payable as of December 31, 2004.  However, we will need additional equity and debt financing to fund the development of the racetrack and card room in Minnesota.  If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution, which could be significant.  Furthermore, additional financing may not be available when required or, if available, may not be on terms favorable to us or our stockholders.  If financing is not available when needed or on acceptable terms, we may not be able to participate fully in the development of the racetrack and card room in Minnesota or participate in other new opportunities that we believe may be beneficial to our business.

During the years ended December 31, 2004, 2003 and 2002, we spent $2,681,470, $1,302,980 and $247,721, respectively in the unsuccessful pursuit of a riverboat casino in Missouri.  $1,514,900 of these expenditures was funded from cash flow from operations, equity financing provided $1,900,000, and cash provided from debt financing contributed $817,271. In addition, during the years ended December 31, 2004 and 2003, we spent $1,746,427 and $915,195 in pursuit of a license to operate a racetrack and card room in Minnesota.  These expenditures were funded from cash flow from operations of $1,656,782 and cash provided from accounts payable and debt financing of $1,000,840.

We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria. If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods.

Net cash provided by operating activities during the year ended December 31, 2004 was $1,565,560 compared to $996,601 during the year ended December 31, 2003, an increase of $568,959. This increase was due primarily to an increase in accounts payable and accrued expenses of $923,914; a decrease in receivables and inventories of $216,056; and a decrease in the net loss from operations of $240,153, excluding depreciation and amortization; all offset by a decrease in accrued interest payable of ($261,730); an increase in prepaid expenses of ($238,841); and an increase in restricted cash of $202,147.

Net cash used in investing activities for the year ended December 31, 2004 was $(3,911,095) compared to net cash used in investing activities of $(616,487) during the year ended December 31, 2003, an increase of $3,294,608. This increase in use of cash between the years was primarily due to investment of $2,251,767 in SMG, an unconsolidated subsidiary that pursued the Rockaway Beach initiative, a $733,809 reduction in funds provided from collection on notes receivable, a decrease in deposits of $119,466, offset by a $404,850 increase in the amount spent on capitalized licenses, land option payments and development costs related to North Metro Harness Initiative, LLC.

Net cash provided by financing activities for the year ended December 31, 2004 was approximately $2,367,801 compared to net cash used in financing activities for the year ended December 31, 2003 of approximately $(1,200,635), an increase of $3,568,436.  The increase in net cash provided by financing activities was due primarily to the issuance of $2,449,760 (net of issuance costs) of Convertible Demand Notes that converted to common stock after the merger with Lone Moose Adventures, Inc., additional short term borrowings of $590,672; a draw on our line of credit in the amount of $350,000; and proceeds from minority interests of $108,446; offset by settlement of outstanding Convertible Debentures of $262,500.

Convertible Demand Notes.  During the year ended December 31, 2004, we issued $2,632,000 of convertible demand notes.  The notes accrued interest at 8%, and were due on September 27, 2004.  The notes together with accrued interest converted into common stock at a rate of $1.00 per share upon completion of the merger transaction with Lone Moose Adventures, Inc., a publicly traded company, on July 22, 2004.

Promissory Note.  We have entered into a collateral agreement and promissory note to collateralize a $500,000 bond related to the development of North Metro Harness Initiative, LLC.  The promissory note is due on June 1, 2005, with a variable interest rate (currently 5%).  At December 31, 2004, the note had not been drawn.  The note is personally guaranteed by four of our stockholders including three of our executive officers.

Summary of Commitments and Contractual Obligations:

Under the terms of the Member Control Agreement for North Metro Harness Initiative, LLC, we committed to contribute an additional $1,500,000 to North Metro if it received licenses to build and operate a harness racetrack in Columbus Township, Anoka County, Minnesota.  The Minnesota Racing Commission voted to grant these licenses on January 19, 2005.  In addition, we have other several other financial commitments, including repayment of bank loans, promissory note, and accounts payable, as well as minimum annual lease payments.

The following table summarizes the timing of these future contractual obligations and commitments as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital Lease (1)	$15,996,000	$1,507,000	$3,182,000	$2,872,000	$8,435,000
Operating Leases (2)	$1,325,000	$291,000	$582,000	$454,000	—
Commitment to North Metro Harness Initiative, LLC (3)	$1,500,000	$1,500,000	—	—	—
Commitment under Bank Loans	$883,000	$883,000	—	—	—
Commitment under Promissory Note	$370,000	$370,000	—	—	—
Accounts Payable (North Metro) (4)	$500,000	$500,000	—	—	—
Accounts Payable (Southwest)(5)	$500,000	$500,000	—	—	—
Total Contractual Cash Obligations	$21,074,000	$5,551,000	$3,764,000	$3,326,000	$8,435,000

(1)          Consists of capitalized lease for the Gold Rush and Gold Digger’s Casinos, the Gold Rush Palladium, and related facilities in Cripple Creek, Colorado.

(2)          Consists of leases for Uncle Sam’s Casino in Cripple Creek, Colorado; Southwest Casino Corporation offices in Minneapolis, Minnesota; and office equipment.

(3)          Consists of additional capital contribution due under Member Control Agreement.  Obligation arose after December 31, 2004 when the Minnesota Racing Commission granted licenses on January 19, 2005.

(4)          Consists of pre-licensing expenditures for North Metro Harness Initiative, LLC that, under the North Metro Member Control Agreement, Southwest Casino and Hotel Corp. must pay.

(5)          Does not include amounts we anticipate will be paid to IGT in connection with a player tracking and slot accounting system installed in our Colorado casinos.  We anticipate that we will pay the $1,142,000 purchase price of this system over four years at an interest rate of approximately 7% per year once the system is operational.

We expect to continue to spend capital on:

•                  reinvesting in our casinos in Cripple Creek, Colorado; and

•                  pursuing new gaming opportunities if and when suitable opportunities arise.

The amount of capital we may need will depend on many factors, including the:

•                  time and cost necessary for any new gaming opportunities we elect to pursue;

•                  new developments in our relationship with the Cheyenne and Arapaho Tribes of Oklahoma; and

•                  new collaborative relationships that we may establish in pursuit of suitable new gaming opportunities.

Off-Balance Sheet Arrangements:

Except for operating leases entered in the ordinary course of business and customary indemnification obligations under some of our agreements, we do not have any significant off-balance sheet arrangements.

Effects of Current Economic and Political Conditions:

Competitive Pressures:

Many casino operators are entering or expanding in our markets – Colorado and Oklahoma – thereby increasing competition. As companies have completed new or expanded projects, supply has sometimes grown at a faster pace than demand, and competition has increased significantly. Furthermore, several operators, including Southwest, have plans for additional developments or expansions.

Although, the short-term effect on Southwest of these competitive developments generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We believe that the geographic diversity of our operations, our service training, our rewards and customer loyalty programs, and our continuing efforts to improve our facilities will insure continued customer loyalty and will enable us to face the competitive challenges present within our industry.

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

Significant Accounting Policies and Estimates:

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in Item 7 of this report.  The discussion and analysis of our consolidated financial statements and results of operation are based on those consolidated financial statements.  We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including, but not limited to, the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  Although we believe our judgments are reasonable, they are based upon information available when they are made. We cannot assure you that our actual results will not differ significantly from our estimates.

Forward Looking Statements:

This Annual Report on Form 10-KSB contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements often contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

•        changes in laws (including increased tax rates), regulations or accounting standards, third-party    relations and approvals, and decisions of courts, regulators and governmental bodies applicable to us;

•        the effects of competition, including location of competitors and operating and market competition;

•        our ability to build and maintain healthy personal and professional relationships with tribes and their officials;

•        the potential change of policies and personnel of tribal governments which could adversely affect our relationships.

•        ability of our customer-tracking and customer loyalty programs;

•        abnormal gaming holds;

•        access to available and feasible financing;

•        our ability to recoup costs of capital investments through higher revenues;

•        litigation outcomes and judicial actions;

•        construction factors, including delays, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access maters and building permit issues;

•        the effect of economic, credit and capital market conditions on the economy in general, and on gaming companies in particular;

•        the effects of environmental and structural building conditions relating to our properties; and

•        acts of war or terrorist incidents.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-QSB and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Item 7.  FINANCIAL STATEMENTS

SOUTHWEST CASINO CORPORATION

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Balance Sheets	F-2
Operations	F-3
Changes in Stockholders’ Equity	F-4
Cash Flows	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Southwest Casino Corporation

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Southwest Casino Corporation (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Casino Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 13 to the consolidated financial statements, Southwest Casino Corporation recorded a prior period adjustment related to the correction of an error related to accounting for capital lease obligations.

/s/  Eide Bailly LLP

Minneapolis, Minnesota

March 22, 2005

SOUTHWEST CASINO CORPORATION
Consolidated Balance Sheets
December 31, 2004 and 2003

ASSETS		Restated
	2004	2003
CURRENT ASSETS
Cash and Cash Equivalents	$750,556	$728,290
Cash - Restricted	202,147	—
Accounts Receivable	136,247	124,589
Accounts Receivable - Other	—	200,000
Management Fees Receivable	241,227	308,154
Inventories	154,724	168,784
Prepaid Expenses	640,610	571,314
Assets Held For Sale	—	21,411
Notes Receivable - Current Portion	—	402,686
Total Current Assets	$2,125,511	$2,525,228

PROPERTY AND EQUIPMENT
Real Estate Options	$657,034	$163,011
Construction in Progress	1,208,762	375,499
Leasehold Improvements	15,668,826	15,627,101
Furniture and Equipment	6,387,001	5,308,409
Accumulated Depreciation	(7,819,758)	(6,341,164)
Net Property and Equipment	$16,101,865	$15,132,856

OTHER ASSETS
Intangible Assets	$1,439,165	$1,529,415
Deposits	100,024	157,964
Deferred Tax Asset	842,000	842,000
Total Other Assets	$2,381,189	$2,529,379

TOTAL ASSETS	$20,608,565	$20,187,463

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,468,807	$942,459
Accounts Payable - Construction in Progress	316,442	110,821
Accrued Expenses	869,579	709,252
Accrued Liabilities - Related Parties	707,763	410,100
Notes Payable	883,101	241,472
Current Portion of Long-Term Liabilities	767,436	690,476
Convertible Subordinated Series A Debentures	100,000	362,500
Accrued Interest Payable	109,775	335,494
Total Current Liabilities	$6,222,903	$3,802,574

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$9,017,472	$9,796,052

STOCKHOLDERS’ EQUITY
Preferred Stock, $.02 Par Value; 30,000,000 Shares Authorized
8,067,506 Shares Issued and Outstanding *	$—	$161,350
Common Stock, $.001 and $.02 Par Value, Respectively;
50,000,000 Shares Authorized, 19,365,928 and
5,256,786 Shares Issued and Outstanding, Respectively*	19,366	105,136
Additional Paid-in Capital - Warrants	18,875	1,000
Additional Paid-in Capital	16,756,345	13,310,968
Accumulated Deficit	(11,426,396)	(6,989,617)
Total Stockholders’ Equity	$5,368,190	$6,588,837

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,608,565	$20,187,463

* Par values and shares issued in 2003 have been restated as a result of the reverse merger with Lone Moose

See Notes to Consolidated Finanacial Statements

SOUTHWEST CASINO CORPORATION
Consolidated Statements of Operations
For the Years Ended December 31, 2004 and 2003

		Restated
	2004	2003
REVENUES
Casino	$15,496,712	$15,431,567
Food & Beverage/Hotel	433,119	503,632
Management and Consulting	4,083,189	3,235,815
Entertainment	102,430	142,586
Other	93,167	159,574
Total Revenue	$20,208,617	$19,473,174

EXPENSES
Casino	$12,018,880	$11,758,754
Food & Beverage/Hotel	1,583,978	1,435,333
Corporate Expense	3,861,962	2,625,847
Project Development Costs	835,452	1,551,422
Entertainment	199,867	278,535
Depreciation and Amortization	2,433,699	1,711,194
Total Expenses	$20,933,838	$19,361,085

Income from Operations	$(725,221)	$112,089

OTHER INCOME (EXPENSE)
Interest Income	$8,459	$97,100
Interest Expense	(1,131,094)	(1,004,530)
Loss on Disposition of Property and Equipment	(9,909)	(10,391)
Income from Debt Forgiveness	9,219	64,876
Total Other Income (Expense)	$(1,123,325)	$(852,945)

Loss from Continuing Operations Before Income Taxes	$(1,848,546)	$(740,856)

Income Tax Benefit (Expense)	—	106,847
Minority Interest in Income of Consolidated Subsidiaries	108,446	—
Equity (Loss) of Unconsolidated Subsidiary, Net of Tax Benefit	(2,361,334)	—

Income (Loss) from Continuing Operations	$(4,101,434)	$(634,009)

DISCONTINUED OPERATIONS
Loss from Discontinued Operations	$(256,582)	$(978,375)
Income Tax Benefit	—	118,000
Total Discontinued Operations	$(256,582)	$(860,375)

NET LOSS	$(4,358,016)	$(1,494,384)

Earnings Per Common Share and Common Equivalent Share,
Basic:
Loss from Continuing Operations	(0.36)	(0.17)
Discontinued Operations	(0.02)	(0.23)
Net Income	$(0.38)	$(0.40)

Common Equivalent Shares Outstanding	11,460,771	3,722,224

Earnings Per Common Share and Common Equivalent Share,
Fully-diluted:
Loss from Continuing Operations	(0.36)	(0.17)
Extraordinary Item	(0.02)	(0.23)
Net Income	$(0.38)	$(0.40)

Common Equivalent Shares Outstanding	11,460,771	3,722,224

See Notes to Consolidated Finanacial Statements

SOUTHWEST CASINO CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2004 and 2003

	Series A Convertible				Additional Paid-in Capital	Additional Paid-in Capital Preferred Warrants
	Preferred Stock		Common Stock
	Number of		Number of				Retained
	Shares	Amount	Shares	Amount			Earnings	Total

RESTATED BALANCE January 1, 2003 *	8,005,006	$160,100	3,499,286	$69,986	$13,157,718	$—	$(5,226,130)	$8,161,674

Prior Period Adjustment (See Note 13)	—	—	—	—	—	—	(269,103)	(269,103)

As Restated	8,005,006	160,100	3,499,286	69,986	13,157,718	—	(5,495,233)	7,892,571

Issuance of Common Stock for Services	—	—	1,757,500	35,150	153,250	—	—	188,400

Issuance of Preferred Stock	62,500	1,250	—	—	—	—	—	1,250

Issuance of Preferred Warrants	—	—	—	—	—	1,000	—	1,000

Net Loss	—	—	—	—	—	—	(1,494,384)	(1,494,384)

BALANCE December 31, 2003	8,067,506	$161,350	5,256,786	$105,136	$13,310,968	$1,000	$(6,989,617)	$6,588,837

Issuance of Common Stock for Services	—	$—	187,500	$3,750	$18,750	$—	$—	$22,500

Issuance of Common Stock for Debt	—	—	2,649,551	52,991	2,596,560	—	—	2,649,551

Conversion to New Common Stock $.001 par	(8,067,506)	(161,350)	8,067,506	(145,715)	307,065	—	—	—

Reverse Merger - Lone Moose	—	—	3,208,550	3,208	75,555	—	(78,763)	—

Common Stock Purchased	—	—	1,500,000	1,500	73,500	—	—	75,000

Cancellation of Stock - Lone Moose	—	—	(2,489,372)	(2,489)	(15,068)	—	—	(17,557)

Issuance of Common Stock for Services	—	—	939,865	940	339,060	—	—	340,000

Issuance of Common Stock for Debt	—	—	45,455	45	49,955	—	—	50,000

Issuance of Preferred Warrants	—	—	—	—	—	17,875	—	17,875

Net Loss	—	—	—	—	—	—	(4,358,016)	(4,358,016)

BALANCE December 31, 2004	—	$—	19,365,841	$19,366	$16,756,345	$18,875	$(11,426,396)	$5,368,190

* Par values and shares issued in 2003 have been restated as a result of the reverse merger with Lone Moose

See Notes to Consolidated Finanacial Statements

SOUTHWEST CASINO CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

		Restated
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,358,016)	$(1,494,384)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used In) Operating Activities:
Minority Interest	(108,446)	—
Depreciation and Amortization	2,468,021	1,914,389
Loss on Disposition of Property and Equipment	9,909	292,941
Income from Debt Forgiveness	—	(64,876)
Deferred Taxes	—	(270,000)
Common Stock Issued for Non-Cash Compensation	325,375	188,400
Equity on Unconsolidated Subsidiary	2,361,334	—
Change in Current Assets and Liabilities:
(Increase) Decrease in Restricted Cash	(202,147)	—
(Increase) Decrease in Receivables	243,714	104,374
(Increase) Decrease in Inventories	14,706	(62,010)
(Increase) Decrease in Prepaid Expenses	(70,610)	168,231
Increase (Decrease) in Accounts Payable	797,672	217,846
Increase (Decrease) in Accrued Expenses	309,767	(34,321)
Increase (Decrease) in Accrued Interest Payable	(225,719)	36,011
Net Cash Provided By (Used In) Operating Activities	$1,565,560	$996,601

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	$5,725	$34,267
Purchase of Property and Equipment	(1,918,543)	(1,720,829)
Proceeds from Principal Received on Long-Term Notes Receivable	402,686	1,136,495
(Increase) Decrease in Deposits	57,940	(61,526)
Purchase of Investments	—	(4,894)
Payment of Capitalized License	(207,136)	—
Investment in Unconsolidated Investment	(2,251,767)	—
Net Cash Provided by (Used In) Investing Activities	$(3,911,095)	$(616,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances (Payments) on Short-Term Notes Payable	$590,672	$(189,431)
Proceeds from Line of Credit	350,000	—
Proceeds from Convertible Demand Notes,
Net of Issuance Costs of $182,240	2,449,760	—
Proceeds from Long-Term Borrowings	—	—
Principal Payments on Long-Term Borrowings	(948,577)	(949,704)
Proceeds from Outside Investors - Minority Interest	108,446	—
Proceeds from Issuance of Preferred Stock & Warrants	5,000	2,250
Proceeds from Issuance of Common Stock	75,000	—
Settlement of Convertible Subordinated Debentures	(262,500)	(63,750)
Net Cash Provided by (Used In) Financing Activities	$2,367,801	$(1,200,635)

Net Increase (Decrease) in Cash and Cash Equivalents	$22,266	$(820,521)

CASH AND CASH EQUIVALENTS
Beginning of Year	728,290	1,548,811
End of Year	$750,556	$728,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$1,364,671	$968,519
Income Taxes Paid	1,138	45,153

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Common Stock Issued in Exchange for Compensation	325,375	188,400
Equipment Purchased Through Financing	986,929	—

See Notes to Consolidated Finanacial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Southwest Casino Corporation

The current structure of Southwest Casino Corporation resulted from a July 22, 2004 reorganization consummated by Lone Moose Adventures, Inc. (now Southwest Casino Corporation), a Nevada corporation, Lone Moose Acquisition Corporation, a Minnesota corporation and wholly-owned subsidiary of Lone Moose Adventures, Southwest Casino and Hotel Corp., a Minnesota corporation, and certain shareholders of Lone Moose Adventures. In the reorganization, Lone Moose Acquisition Corporation merged with and into Southwest Casino and Hotel Corp. Southwest Casino and Hotel Corp. was the surviving corporation in that merger and became a wholly-owned subsidiary of Lone Moose Adventures. Lone Moose Adventures changed its name to Southwest Casino Corporation immediately after that merger.

In the reorganization, Lone Moose Adventures (now Southwest Casino Corporation) issued 16,161,343 shares of its common stock to shareholders of Southwest Casino and Hotel Corp. to acquire 100% of the issued and outstanding shares of common stock, series C convertible preferred stock and other convertible securities of Southwest Casino and Hotel Corp. The reorganization represents a recapitalization of Southwest Casino Corporation with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded. A recapitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective operating control after the transaction. Southwest Casino Corporation emerged as the surviving reporting entity after the reorganization.

Southwest Casino Corporation, through its wholly-owned subsidiaries, operates three casinos in Cripple Creek, Colorado and manages Native-American gaming facilities under contractual agreements. Southwest Casino Corporation’s operations include the following consolidated subsidiaries:

Southwest Casino and Hotel Corp.

Southwest Casino and Hotel Corp. was formed in 1992 and provides management consulting services for casinos under contractual agreements and operates Uncle Sam’s Casino in Cripple Creek, Colorado under a five-year lease which was extended for an additional five years ending in 2009.

Gold Rush I, LLC

Gold Rush I, LLC, was formed during 1999 and operates the Gold Rush Hotel and Casino and Gold Digger’s Casino in Cripple Creek, Colorado under a long term capitalized lease agreement.

Southwest Entertainment. Inc.

Southwest Entertainment, Inc., located in Minneapolis, Minnesota, was formed on November 4, 1998. The Company operates an outdoor amphitheatre for entertainment events in Cripple Creek, Colorado.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Southwest Casino Deadwood, LLC

Southwest Casino Deadwood, LLC located in Deadwood South Dakota was formed on December 7, 1999 and began operating B.B. Cody’s Casino under lease in July 2000. During December 2003, the Company decided to discontinue operations in Deadwood (See Note 16).

North Metro Harness Initiative, LLC.

North Metro Harness Initiative, LLC, (a development stage Minnesota limited liability company), was formed on June 16, 2003 for the purpose of developing, owning and operating a horse race track and card room north of Minneapolis, Minnesota, in Anoka County. North Metro was issued licenses by the Minnesota Racing Commission on February 16, 2005. As a result of the Minnesota Racing Commissions decision, the Commission is being sued by a group opposed to the race track and an organization that represents the owners of thoroughbred horses that race at the state’s other Class A licensed race track in attempts to overturn the licenses. North Metro can not move forward with its financing until this matter is resolved.

SW Missouri, LLC

SW Missouri, LLC is a 30% shareholder in Southwest Missouri Gaming, LLC which was pursuing state and local regulatory approval and acquiring property for a riverboat casino in Rockaway Beach, Missouri. This initiative was defeated in a state-wide primary election held on August 3, 2004. It is unlikely, but still possible that this initiative will be revived if the project was to gain greater support from the surrounding communities including Branson, MO.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southwest Casino Corporation, its wholly-owned subsidiaries, and North Metro Harness Initiative, LLC in which it has a controlling interest. All material inter-company transactions and balances have been eliminated in consolidation.

Basis of Accounting

The consolidated financial statements of the Company are prepared using the accrual basis of accounting, whereby revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue from food, beverage and hotel operations are recorded upon delivery of goods or services, and excludes promotional allowances. Revenue from casino management and consulting contracts with outside parties is recognized over the term of the agreements. Consideration given in exchange for entering into long-term contracts is amortized over the life of the agreement.

Receivables and Credit Policies

Accounts receivables are uncollateralized obligations under normal trade terms requiring payment within 20 days from invoice date and do not accrue interest. Accounts receivables are stated at the amount billed to the customer. Payments of accounts receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will be collected. Management reviews all trade receivable balances that exceed 30 days from the invoice date and, based on an assessment of the current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

Net Income Per Share — Basic and Diluted

Net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period presented. Basic earnings per share exclude the dilutive effect of options, warrants and convertible securities, while diluted earnings per share include such effects only during years when the Company reports net income.

Inventories

Inventories consist principally of food and beverage products and gift shop merchandise. Inventories are carried at cost, determined under the first-in, first-out (FIFO) method.

Concentrations of Credit Risk

The Company’s cash balances maintained in bank depositories periodically exceed federally insured limits.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004 and 2003 was approximately $395,000 and $602,000, respectively.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Employee Benefit Plan

The Company has established a defined contribution profit sharing plan for its eligible employees. To be eligible, an employee must be 21 years of age and have completed one year of service. Contributions to the plan are made at the discretion of management, based on results of operations from year to year. No discretionary contributions were made during 2004 or 2003.

The Company has adopted a 401(k) retirement plan. The plan provides for employee pre-tax salary deferrals of up to 10% of a participant’s compensation (not to exceed federal limits) and a matching contribution by the Company — dollar for dollar up to 3% and fifty cents per dollar up to 5% of the participant’s compensation. Employees are eligible for the plan if they have completed one year of service, as defined in the plan, and have attained the age of 21. A participant is fully-vested after one year of service, as defined in the plan. The Company’s matching contribution for the years 2004 and 2003 was $85,186 and $55,235, respectively.

Property and Equipment

Real estate options include costs related to agreements for options to purchase land.

Construction in progress consists of amounts incurred for the architectural, engineering and other construction planning costs that meet capitalization criteria. As of December 31, 2004 construction in progress consisted of architectural, zoning, engineering and construction permit application costs.

Property and equipment are carried on the books at cost. Depreciation on property and equipment is calculated using the straight-line method over their estimated useful lives, which range from three to ten years. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the income statement.

Repair and maintenance charges, which do not increase the useful lives of the assets, are charged to expense as incurred.

Depreciation expense was $1,228,737 and $985,854 for the years ended December 31, 2004 and 2003, respectively.

Leaseholds attributable to the lease in Note 12 have been capitalized in accordance with generally accepted accounting principles and are being amortized over twenty years using the straight-line method.

Amortization expense for these leaseholds was $725,340 for each of the years ended December 31, 2004 and 2003.

Long-lived assets to be held and used are tested for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Certain long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Organization and Start-Up Costs

Organization and start-up costs are expensed as incurred. Organization costs consist of amounts related to the formation of a company. Start-up costs consist of amounts incurred during the development stage related to the operation, management and development of a company, which do not qualify as a capitalized cost. For federal and state income tax purposes the Company plans to elect to capitalize and amortize start-up costs pursuant to Internal Revenue Code (IRC) Section 195 (B).

Stock Based Compensation

The Company uses the intrinsic value method of accounting for compensation costs for stock based awards. Under the intrinsic value method, the fair value of the shares less the amount the employee is required to pay for the shares is recorded as compensation expense over the applicable period of service related to the award.

Operating Segments

The Company has segregated its activities into three operating segments based on operating and management characteristics related to its sources of revenue or basis for accumulating assets or expenses. The segments are defined as casino operations, casino management for unrelated parties and casino development activities. Separate operations are aggregated based on the above general segment descriptions.

NOTE 3 — RESTRICTED CASH

Restricted Cash at December 31, 2004 represents a bank escrow account set up to repurchase Series A convertible subordinated debentures that were outstanding as of July 14, 2004 (See Note 9).

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 4 — NOTES RECEIVABLE

	2004	2003
Notes receivable at December 31 consists of the following:

Cheyenne and Arapaho Business Development Corporation, with monthly payments of $93,721 including principal and interest at 9.25% until the extended maturity date of May 1, 2004, secured by property in Concho, OK	$—	$402,686

Less amounts shown as current	—	(402,686)
Notes receivable — long-term	$—	$—

NOTE 5 — PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food and beverage provided gratuitously to customers, which was $1,291,714 and $975,540 in 2004 and 2003, respectively.

NOTE 6 — INTANGIBLE ASSETS AND CASINO MANAGEMENT AGREEMENT

Intangible Assets consisted of the following at December 31:	2004	2003

Casino management contract rights	$1,232,029	$1,529,415
Minnesota Class A and B Racing License	207,136	—
Total	$1,439,165	$1,529,415

The Company entered into an agreement with the Cheyenne and Arapaho Tribes of Oklahoma (CATO) for management of its casinos located in Oklahoma which was to expire on May 19, 2004. In exchange for extending the contract through May 19, 2007, the Company has transferred title of a tract of land to CATO.  The exchange took place in 2003.  Since the asset transfer is related to the extension agreement for management services, the cost of the land is being amortized over the term of the agreement.

Management revenues of $4,083,189 and $3,235,815 were earned related to the agreement with CATO for the years ended December 31, 2004 and 2003, respectively. The termination of this contract or closure of CATO’s gaming facilities and the resulting loss of management fees we receive under the agreement would have a materially adverse impact on our financial condition. If the agreement is unilaterally terminated by CATO our remedies may be limited as a result of the sovereign status of Indian nations and the limits granted them by the federal law. The NIGC has the authority to take action against CATO for failure to comply with federal or tribal laws or regulations which, in extreme circumstances, could include closure of CATO’s gaming facilities.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Amortization expense of the contract rights for the years ended December 31, 2004 and 2003 was $297,386 and $0, respectively. Amortization expense during the remainder of the agreement is estimated as follows:

Year ended December 31,	Amount
2005	$509,800
2006	509,800
2007	212,414

The Company has also expended funds to acquire a Class A and a Class B License from the Minnesota Racing Commission. Although this license is renewed on an annual basis the costs of obtaining the initial license are considered to have an indefinite useful life because it is expected to generate cash flows indefinitely.

NOTE 7 — NEW VENTURES

During 2004, the Company established a separate entity (SW Missouri, LLC) that invested in Southwest Missouri Gaming, LLC (SMG).  SMG was established to own and operate a riverboat casino in Rockaway Beach, Missouri.  SW Missouri owns 30% of SMG and has contributed $3,835,960 to SMG. SMG is 70% owned by an unrelated party who has contributed $10,142,806. Amounts expended by the Company before formation of SMG were counted as part of SW Missouri’s contribution to SMG. As of December 31, 2004, the Company has written off its entire investment due to the failure of a proposed amendment to the Missouri constitution on August 3, 2004 that was required for this project to proceed.   The Company still owes its partner Prime Inc. $367,000 for its share of expenses in connection with the unsuccessful initiative. In January, 2005 the Company  signed a one year note agreeing to pay Prime Inc. $5,000 a month, a principal payment of $100,000 on July 1, 2005 and the balance of the note on December 31, 2005 , the interest rate is Prime + 2 points adjusted monthly. The note is secured by slot machines owned by Gold Rush I, LLC. It is unlikely, but still possible, that this initiative will be revived if the project gains greater support from the surrounding communities, including Branson, Missouri.

Upon establishing SMG, the Company adopted the equity method of accounting for its investment in SMG.  Accordingly, the Company’s allocable portion of net income (loss) has been identified as equity earnings (loss) of unconsolidated subsidiaries on the accompanying consolidated income statement.  For the calendar year ended December 31, 2004 and 2003, the total loss related to the Rockaway Beach, Missouri development activities was $2,723,208 and $1,084,015, respectively.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

—

NOTE 8 — SHORT-TERM NOTES PAYABLE

Short-term notes payable consisted of the following at December 31:	2004	2003

Associated Bank Line of Credit
The Company borrowed up to $450,000 under this line of credit. Interest rate is Prime + 1, currently 6.25% due April 15, 2005.	$446,292	$100,000
Associated Bank
On October 12, 2004, the Company borrowed $500,000 amortized over one year at $42,934 per month, interest rate of 5.75% guaranteed by the Directors of the Company and an investor. Last payment due October 12, 2005.	418,599	—
Hanson Distributing
The Company financed the purchase of slot machines for one year at an interest rate of 0%. Weekly payments of varied amounts are due until maturity in June 2003 at which time any remaining balance is then due. Collateralized by slot machines.	—	103,897
Aristocrat
The Company financed the purchase of slot machines for three months at an interest rate of 0%. Monthly payments of $20,056 are due until maturity. Collateralized by slot machines.	—	22,468
I.G.T.
The Company financed the purchase of slot machines for nine months at an interest rate of 0%. Monthly payments of $15,107 are due until maturity in December 2003. Collateralized by slot machines.	—	15,107
AICCO, Inc.
The Company financed various insurance policies at an interest rate of 7.42%. Monthly payments of $4,552 are due until maturity in April 2005.	18,210	—

Total Notes Payable	$883,101	$241,472

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 9 — SUBORDINATED DEBENTURES

During 1993, the Company sold $8,250,000 of Series A convertible subordinated debentures paying interest at a rate of 9.25% per year and due and payable on July 15, 1998.  On July 8, 2004, the Company offered to redeem all remaining outstanding Series A debentures, in principal amount of $362,500, which were then in default, in exchange for payment of all principal plus interest accrued through July 14, 2004, or conversion of the principal to common stock plus payment of accrued interest through July 14, 2004.  The company has paid all amounts necessary to redeem the remaining Series A convertible subordinated debentures in accordance with this offer into an escrow account established for this purpose. As of December 31, 2004, Series A convertible subordinated debentures in the principal amount of $100,000 remained outstanding. After December 31, 2004, we redeemed additional Series A debentures in the principal amount of $25,000. In accordance with the July 8, 2004 redemption offer, we are no longer accruing interest on the outstanding Series A debenture.

As of December 31, 2004 and 2003, the outstanding balance related to the subordinated debentures was as follows:

	2004	2003
Subordinated debentures payable	$100,000	$362,500
Accrued interest payable	101,750	335,494

NOTE 10 — STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 50,000,000 shares of common stock with a par value of $.001.  Each share of common stock is entitled to one vote on all matters submitted to shareholders.  Under the terms of a gaming license held by a subsidiary of the Company, the Company must amend its Articles of Incorporation to provide that all shares of common stock are subject to redemption, at the discretion of the Board of Directors, at fair market value if an owner is determined to be a disqualified holder. A disqualified holder is a stockholder whose ownership of Company stock or refusal to provide information to the Company or any applicable gaming authorities may result in the disapproval, modification or non-renewal of any contract, license, or franchise related to the Company’s gaming operations.

During the year ended December 31, 2004, the Company issued the following shares of common stock:

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

On July 22, 2004, in connection with the Company’s reorganization, the Company issued 16,161,343 shares of its common stock to the former holders of Southwest Casino and Hotel Corp. common stock, series C preferred stock, and convertible securities. The Southwest Casino and Hotel Corp. securities acquired by the Company included the following securities issued by Southwest Casino and Hotel Corp. during the first nine months of 2004:

•                  On July 15, 2004, 375,000 shares of common stock issued in exchange for personal guarantees of promissory note (see Note 8).

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

In addition, on July 22, 2004, the Company cancelled 2,489,372 shares of common stock held by the founding shareholders of Lone Moose Adventures, Inc.  In consideration of (a) the cancellation of these shares, (b) the agreement of the founding shareholders to indemnify the Company against any liabilities arising from the operation of Lone Moose Adventures, Inc. before the reorganization and (c) the assumption by the founding shareholders of all of the liabilities of the Company’s former adventure tour business, the Company sold to the founding shareholders substantially all of the assets of the Company’s former adventure tour business.

On December 8, 2004, the Company issued 50,000 shares to Corporate Capital Management LLC in settlement of all claims against the Company related to the convertible debt offering and proposed P.I.P.E. transaction, 20,000 shares to Isle Capital LLC for services and 45,455 to Series A convertible bondholder in exchange for a $50,000 bond.

NOTE 11 — OPERATING LEASES

On May 1, 1998, the Company entered into a five-year agreement with Lois Woods to lease property located at 251 East Bennett Avenue in Cripple Creek, Colorado.  The lease started the first day of the month that Uncle Sam’s began operations, April 9, 1999, and terminated on March 31, 2004.  The lease required payments of $12,000 per month.  During February 2004, the Company extended the lease for an additional five years. The new lease payments are $14,000 per month, expiring March 2009.

The lease agreement includes provisions whereby the Company has the option to purchase the property for $2,000,000 plus 50% of the increase in the fair market value of the building as of the expiration of the initial term. In the event of termination by the tenant, the landlord may assess a penalty of $144,000.

The Company also leases office space for corporate offices.  The lease expires December 31, 2009.

Rent expense was approximately $197,300 and $171,000 for the years ended December 31, 2004 and 2003, respectively.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Future operating lease payments required as of December 31, 2004 are as follows:

2005	$291,000
2006	291,000
2007	291,000
2008	291,000
2009	158,400

$1,322,400

NOTE 12 — CAPITAL LEASE

On April 9, 1999, the Company entered into a twenty-year capital lease with Cripple Creek Development Co, Blue Building Development, Inc. and Mark and Annesse Brockley (the Lessors) for the land and buildings relating to The Gold Rush Hotel and Casino and Gold Digger’s Casino. The amount capitalized is based upon:

Present value of $53,437 monthly payments for 20 years	$5,799,170
Principal due on assumed obligations of outstanding debts	8,707,661
$14,506,831

Future minimum lease payments required under the capital leases as of December 31, 2004, were as follows:

2005	$1,507,065
2006	1,610,011
2007	1,571,956
2008	1,571,956
2009	1,299,752
Thereafter	8,434,589
Total miniumum lease payments	15,995,329
Less-amount representing interest	(6,199,277)
Present value of minimum lease payments	9,796,052
Less-current portion	(767,436)
Long-term portion	$9,028,616

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 13 — PRIOR PERIOD ADJUSTMENT

Retained earnings at the beginning of 2003 have been adjusted. These adjustments resulted from additional depreciation in the amount of $394,586 along with a reduction in interest expense in the amount of $125,483. The capitalized lease was understated by an amount required to be paid on an underlying loan and an error in the treatment of interest only loans. The adjustments for the year ended December 31, 2004 and 2003 results in a reduction of net income of $39,743 and $55,355, respectively. For the year ended December 31, 2003, basic and diluted net loss per share increased by $.01 as a result of the prior period adjustment.

NOTE 14 — STOCK OPTIONS AND WARRANTS

On July 15, 2004, Southwest Casino and Hotel Corp. shareholders approved the Southwest Casino and Hotel Corp. 2004 Stock Incentive Plan that had been adopted by the Company’s Board of Directors effective June 1, 2004. Under the terms of the reorganization completed July 22, 2004, Southwest Casino Corporation assumed the rights and obligations of Southwest Casino and Hotel Corp. under this plan. The plan permits Southwest Casino Corporation to issue incentive awards to all employees of Southwest Casino Corporation or any of its subsidiaries and any non-employee directors, consultants or independent contractors of the Company or any of its subsidiaries. Incentive awards under the plan include “incentive options” under Section 422 of the Internal Revenue Code of 1986, “non-statutory stock options” that do not qualify for “incentive option” treatment, stock appreciation rights, restricted stock awards, performance units and stock bonuses. A maximum of 1,500,000 shares of Southwest Casino Corporation common stock are reserved for issuance under the plan. During calendar year 2004, Southwest Casino Corporation issued incentive stock options to acquire 145,000 shares of common stock at a price of $1.00 per share.

In addition to the assumption of the 2004 Stock Incentive Plan, Southwest Casino Corporation assumed outstanding non-plan options to acquire shares of Southwest Casino and Hotel Corp. common stock as part of its reorganization.  The Company assumed obligations to issue 1,575,000 shares of its common stock at a weighted average price of $0.62 per share. Southwest Casino and Hotel Corp. did not issue any non-plan options during the calendar year 2004.

As part of the July 22, 2004 reorganization, Southwest Casino Corporation assumed outstanding warrants of Southwest Casino and Hotel Corp. to acquire 1,212,500 shares of the Company’s common stock. These warrants are exercisable subject to the occurrence of certain events at a weighted average price of $0.36 per share as of December 31, 2004 and expire at various times through June 10, 2009. The Company also agreed to issue warrants to acquire 1,400,000 shares of Southwest Casino Corporation common stock at a price of $1.00 per share upon the successful closing of a private placement.

The Company granted stock options and warrants to purchase shares of its common stock to various investors, directors and key employees. The exercise price of all stock options and warrants granted have been set at prices equal to or above the fair market value of the Company’s stock on the date of grant. The number of shares reserved for issuance is equal to the number of shares into which all outstanding stock options and warrants would be converted, if exercised.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

A summary of changes in options outstanding is as follows:
	Options and Warrants (1)	Weighted Average Exercise Price Per Share

Balance at December 31, 2002	2,023,000	$0.95
Options cancelled	(1,873,000)	$1.01
Options and Warrants issued	887,500	$0.13
Balance at December 31, 2003	1,037,500	$0.14
Options and Warrants issued	3,295,000	$0.85
Balance at December 31, 2004	$4,332,500	$0.68

(1)          Adjusted for 1 for 2 reverse stock split

As allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock option plans and, accordingly, do not recognize compensation expense. Furthermore, no stock option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option been determined in accordance with SFAS No. 123, total stock-based employee compensation expense, net of tax effects, would have been $77,079 and $27,000 for the years ended  December 31, 2004, and 2003, respectively, and our pro forma Net income and Earnings per share for the indicated periods would have been:

	2004		2003
	As	Pro	As	Pro
	Reported	Forma	Reported	Forma
Net Income (Loss)	$(4,466,462)	$(4,543,541)	$(1,439,029)	$(1,470,529)
Earnings per share
Basic	$(0.23)	$(0.23)	$(0.19)	$(0.20)
Diluted	$(0.23)	$(0.23)	$(0.19)	$(0.20)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which we are required to apply as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123(R) requires that we recognize an expense for our equity-based compensation programs, including stock options. We are currently evaluating the provisions of SFAS No. 123(R) to determine its impact on our future financial statements.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Expected Dividend Yield	0.00%	0.00%
Expected Stock Price Volatility	0.00%	0.00%
Average Risk-Free Interest Rate	3.78%	4.27%
Expected Average Life of Options (years)	5.69	10.00

At December 31, 2004 and 2003, the Company had 2,250,000 and 62,500 shares of common stock reserved for the exercise of warrants that have been granted in connection with debt and equity offerings and in lieu of cash payment for services provided subject to achievement of certain objectives.  The warrants are exercisable at a weighted average price $0.78 and $0.08 respectively. The warrants expire at various times through July 19, 2009.  In connection with the issuance of these warrants the Company has recognized $12,875 of expense in calendar year 2004. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model based on an average risk-free interest rate of 3.17%, an expected average life of 3.8 years, no volatility and no expected dividends. For those warrants where the conditions required to exercise were considered unlikely to occur, the Company has not computed any value.

NOTE 15 — PROVISION FOR INCOME TAXES

	2004	2003
The provision for income taxes consists of the following:
Current
Federal	$—	$—
State	—	(45,153)
Total Current	—	(45,153)

Deferred
Federal	—	235,000
State	—	35,000
Total Deferred	—	270,000

Total	$—	$224,847

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003

Current deferred tax assets (liabilities):	$—	$—

Noncurrent deferred tax assets (liabilities):
Property and equipment	15,000	(294,000)
Operating loss and contribution carryforwards	3,571,000	1,920,000
Conversion from cash basis to accrual basis for tax purposes	—	140,000
Total Deferred	3,586,000	1,766,000

Less valuation allowance	(2,744,000)	(924,000)

Net deferred tax asset	$842,000	$842,000

A reconciliation of the income tax provision with amounts determined by applying the federal statutory rate to income before income taxes is as follows:

	2004	2003
Federal statutory income tax rate	-34.0%	-34.0%
State and local income tax rate	-4.4%	-4.4%
Effect of realization of deferred tax liability
(asset) related to net operating losses and valuation allowance	38.4%	26.4%
Effective Tax Rate	0.0%	-15.0%

As of December 31, 2004, the Company has federal and state net operating loss carry-forwards of approximately $9,300,000. These operating losses expire between 2015 and 2024. Net operating loss carry-forwards available to offset future taxable income may be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.  The income tax rate does not correspond to statutory tax rates due to the difference in the valuation allowance for deferred tax assets.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 16 — DISCONTINUED OPERATIONS AND IMPAIRMENT

During 2003, as a result of continued losses from operations, the Company decided to discontinue the operation of its casino in Deadwood, South Dakota. As a result, during 2004, the Company sold or abandoned certain assets and transferred the remaining assets to other casino operations. As of December 31, 2003, the value of the assets sold was recorded as assets held for sale on the accompanying balance sheet. For the year ended December 31, 2003, the Company recorded a loss for the difference between the net book value of the assets sold or abandoned and the net proceeds received subsequent to December 31, 2003, as follows:

Total cost of property and equipment sold	$176,901
Total accumulated depreciation of property and equipment sold	126,972
Net book value of property and equipment sold	49,929
Sales price	21,411
Loss on disposal of assets held for sale	$28,518

Total cost of property and equipment abandoned	$310,654
Total accumulated depreciation of property and equipment abandoned	56,622
Net book value of property and equipment abandoned	254,032

Loss on disposition and abandonment of property and equipment	$254,032

The above loss is included in loss from discontinued operations on the accompanying statements of operations for the year ended December 31, 2003.

Revenues from the Deadwood casino totaled approximately $263,187 and $1,702,372, respectively, for the years ended December 31, 2004 and 2003, and are included in the casino operations segment.

NOTE 17 — RELATED PARTY TRANSACTIONS

The Company has a liability to certain officers and stockholders for unpaid compensation and expense reimbursements of $340,492 and $410,100 as of December 31, 2004 and 2003, respectively.

During the years ended December 31, 2004 and 2003, the Company issued stock to employees in exchange for unpaid compensation at the estimated fair market value of $.01 and $.06 per share, respectively.

During the years ended December 31, 2004 and 2003, the Company paid Berc & Fox Limited $41,275 and $17,508 for tax and accounting services, respectively.  Thomas Fox, an officer of the Company is a shareholder and officer in Berc & Fox Limited.

During the years ended December 31, 2004 and 2003, the Company paid Jennifer Sparlin Druck $1,000 each year for entertainment services at the Gold Rush Palladium.  Ms. Druck is the wife of James Druck, an officer of the Company.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 18 — SEGMENT INFORMATION

Segment information related to the year ended December 31, 2004 follows:

	Casino Operations	Casino Management	Casino Development	Reconciling Items	Total

Revenues	$16,388,615	$4,083,189	$—	$(263,187)	$20,208,617
Interest Revenue	—	8,459	—	—	8,459
Interest Expense	1,053,859	77,235	—	—	1,131,094
Depreciation and Amortization	1,973,346	494,675	—	(34,322)	2,433,699
Segment Profit (Loss) Before Income Taxes	(931,679)	(337,997)	(3,196,786)	2,617,916	(1,848,546)
Income Tax Expense (Benefit)	—	—	—	—	—
Segment Assets	16,138,945	2,640,537	1,829,083	—	20,608,565
Expenditure for Segment Assets	706,683	24,781	1,187,079	—	1,918,543

Segment information related to the year ended December 31, 2003 follows:

	Casino Operations	Casino Management	Casino Development	Reconciling Items	Total

Revenues	$17,939,731	$3,235,815	$—	$(1,702,372)	$19,473,174
Interest Revenue	—	97,100	—	—	97,100
Interest Expense	967,578	37,360	—	(408)	1,004,530
Depreciation and Amortization	1,902,937	11,452	—	(203,195)	1,711,194
Segment Profit (Loss) Before Income Taxes	(890,941)	723,132	(1,551,422)	978,375	(740,856)
Income Tax Expense (Benefit)	(112,917)	97,720	(209,650)	118,000	(106,847)
Segment Assets	16,475,434	3,134,670	577,359	—	20,187,463
Expenditure for Segment Assets	1,333,761	—	387,068	—	1,720,829

Reconciling Items are the adjustments required to remove the impact of the discontinued operations and loss from unconsolidated subsidiary reflected in the separate segments.

NOTE 19 — BANKRUPTCY FILING

In 2001, a dispute arose between the Lessor (Note 12) and Gold Rush I, LLC over the amount of rent paid. The Lessor filed a motion to remove Gold Rush I, LLC from the property. In order to insure that Gold Rush I, LLC would retain possession of the property, management elected to file for protection from creditors under Chapter 11 of the Bankruptcy Code on August 31, 2001.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

On October 15, 2001, the Teller County District Court in Colorado ruled that Gold Rush I, LLC was not in default under the lease, having properly treated certain excess payments as offsets. In addition, the Company had a remaining credit toward continuing obligations under the lease in the amount of $277,798. This decision was later amended to $284,457.

On September 11, 2002, the Bankruptcy Court approved Gold Rush I, LLC’s plan of reorganization. The plan provides that all creditors will be paid the full amount owed to them. On January 10, 2003, the bankruptcy case was closed.  Liabilities related to the bankruptcy claim are scheduled for payment through February, 2005, and are included as part of accounts payable.

NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s note receivable approximates its fair value due to the fact that the note is maturing during the next year. The carrying amount of the Company’s debentures payable, together with accrued interest payable, approximates the fair value of the instrument based on the approximate interest rate applicable to comparable debt instruments with similar credit risks.  There were no other financial instruments with significant differences between the carrying amount and the fair value due to the short maturity of the instruments.

NOTE 21 — LAND OPTION AGREEMENTS

The Company, through North Metro Harness Initiative, LLC has a real estate option agreement for the purchase of approximately 165 acres of land. The option agreement commenced on March 1, 2003, and shall expire on August 1, 2005. Payments under the option agreement include $30,000 for the first four months of the option term, $15,000 per month during the next seven months of the option term, and $20,000 per month for the next twelve months of the option term, and $40,000 per month for the remaining term of the option. The purchase price of the land is $8,450,000 during the remaining term of the option. The purchase price of the land will be reduced by amounts previously paid for the option.

The Company, through North Metro Harness Initiative, LLC has a real estate option agreement for the purchase of approximately 13.4 acres of land. The option agreement commenced on July 17, 2003, and shall expire on July 18, 2005. Payments under the option agreement include $1,000 for the first four months of the option term, $1,000 per month during the next seven months of the option term and $2,000 per month for the remaining term of the option. The purchase price of the property has been fixed at $700,000. The purchase price of the land will be reduced by amounts previously paid for the option.

During 2003, the Company entered into five real estate option agreements for the purchase of property in Rockaway Beach, Missouri. Two of the agreements expire on January 1, 2008, with the remaining three agreements expiring on January 1, 2006. The total purchase price under the five agreements is approximately $1,341,400. The agreements require monthly option payments totaling approximately $900. The Company terminated these real estate option agreements in 2004 after the Missouri voters rejected the constitutional amendment to allow riverboat gaming on the White River at Rockaway Beach, Missouri and the land options cost previously capitalized were written off in 2004.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 22 — COMMITMENTS AND CONTINGENCIES

The Company, through North Metro Harness Initiative, LLC (NMHI), has entered into an agreement for the development of the land, building and related property to operate a race track and card room. Fees related to the agreement total 3% of the project cost, which is defined as the total development cost less the cost to purchase the land. The agreement began on May 1, 2003, and continues until the completion of the project, unless earlier terminated. Fees are payable at a rate of $6,000 per month, plus applicable out of pocket expenses, beginning on May 1, 2003. Upon the start of construction, two thirds of the expected fee (less previous monthly payments) is due. If the agreement is terminated prior to the completion of the project, any unpaid fees are determined based on the completed status of the project at the time of termination, as defined in the agreement.

The Company has entered into consulting agreements with non-related parties to monitor legislation and perform lobbying activities, and other public relations and development activities related to establishing and developing the race track, card room. The agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement. The Company has terminated all monthly agreements related to the riverboat casino and reduced the monthly commitments to monitor legislation and perform lobbying activities and other public relations and development activities related to the race track and card room to approximately $11,000 per month which is paid by NMHI in which the Company is a 50% member.

NMHI has received a letter of commitment for debt financing for approximately 79% of the expected total project cost of the race track and card room, with the remaining 21% to be provided in the form of equity by the Company. Terms of the commitment include a $33,000,000 ten-year amortization, and interest at a variable rate (1.74% above prime rate), with a floor of 7% and a $4,250,000 five-year amortization, and interest at a fixed rate of 20%. In addition, 50% of net available cash flow (after scheduled debt service and income taxes) will be required to be held in an account to redeem the debt. Redemption under this provision occurs when the account equals the principal amount of the loan outstanding. Security for the loan will include a first mortgage, corporate guarantee of the Company, and security interests in other assets of the Company. The closing and funding of the loan is expected to occur after various court challenges to NMHI’s Class A and B racing licenses are resolved.

During the years ended December 31, 2003 and 2002, an employee issued and cashed Company checks and deposited the amounts to the employee’s personal accounts. During January 2004, the employee left the employment of the Company. The Company has insurance coverage which paid $100,000 of the claim against the former employee. In the year ended December 31, 2004, the Company wrote off $100,000 which had been set up as a receivable from the former employee in 2003. The Company still anticipates that some portion of the lost amount may be recovered, but at this time, it can not estimate with any certainty what that amount may be. A loss of $100,000 and $267,000 has been included in casino expense for the years ended December 31, 2004 and 2003, respectively.

During 2004, the Company purchased player tracking and slot accounting software from IGT for $1,142,000. The Company has had discussions with IGT regarding the financing of this purchase; however, at this time, the Company and IGT have not formalized an agreement. Accordingly, this amount is included in accounts payable. The Company anticipates that IGT will provide the Company with debt financing over four years at an interest rate of approximately 7%. The Company also intends to purchase additional software which will allow the Company to offer bonuses to its customers once this software is approved by Colorado Division of Gaming. This additional software would also be financed by IGT.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

In December 2004, the Board of Directors determined that it would not proceed with a stock purchase agreement under which we issued 900,000 shares of “restricted stock” to a private, London-based investment company in exchange for 991,080 of the investment company’s common shares. The closing of this transaction was contingent upon the listing of the shares of we received on the London Stock Exchange. The shares of the investment company were not listed as of December 31, 2004, and we formally terminated the agreement with the investment company on January 13, 2005.

NOTE 23 — SUBSEQUENT EVENTS

On January 20, 2005, Southwest Casino Corporation announced that the Minnesota Racing Commission approved the application of North Metro Harness Initiative, LLC, in which Southwest Casino’s wholly owned subsidiary Southwest Casino and Hotel Corp. holds a 50% membership interest, for Class A and Class B licenses to develop and operate a harness racing facility in the Twin Cities Metropolitan Area. A citizens group opposed to gambling has filed two lawsuits and an organization that represents the owners of thoroughbred horses that race at the state’s other Class A licensed race track has filed an appeal in attempts to overturn the licenses.

On January 24, 2005, Southwest Casino Corporation announced that it had entered into two amendments to its Gaming Management Agreement with the Cheyenne and Arapaho Tribes of Oklahoma regarding expansion of the Tribes’ gaming facilities, extension of the Management Agreement, and an increase in management fees. On March 16, 2005, the Tribal Courts declared that the Tribal Council meeting at which the extension of the Management Agreement was approved was not a valid meeting.  Southwest cannot predict at this time whether this ruling may be challenged. If not, we will again seek approval of the amendments from the appropriate tribal authority.

On January 28, 2005, Southwest Casino Corporation announced that on January 27, 2005 it executed a term sheet for a private sale of 10,000,000 shares of its common stock with accompanying warrants and options at a price of $0.60 per share. In connection with the sale of these shares the purchasers would also receive the right to appoint a new management team and four members of an expanded five member Board of Directors. Closing of the transaction is subject to conditions including satisfactory completion of due diligence by both parties and approval by Southwest’s shareholders. The due diligence by both parties has not been completed.

On February 28, 2005, our right to purchase assets subject to the capital lease as described in Note 12 expired. At this time, we have not attempted to negotiate a new lease purchase option. The estimated loss on the expiration of this option is approximately $250,000 and will be recorded during the first quarter of 2005.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A.         CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to affect materially our internal control over financial reporting.

Item 8B.         OTHER INFORMATION.

Not applicable.

PART III

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

Our directors and executive officers, their ages and the offices they held with Southwest Casino Corporation, as of December 31, 2004, are as follows:

Name	Age	Position
James B. Druck	63	Chief Executive Officer, Secretary and Director
Thomas E. Fox	57	President, Chief Financial Officer, Chief Operating Officer, and Director
Jeffrey S. Halpern	62	Chairman of Board of Directors and Assistant Secretary
Brian L. Foster	36	Vice President of Native American Operations

Information regarding the business experience of our executive officers and directors:

James B. Druck.  Mr. Druck joined the Southwest Casino Corporation Board of Directors and was appointed as our Chief Executive Officer and Secretary on July 22, 2004 in connection with the closing of the reorganization in which Southwest Casino and Hotel Corp. became a wholly-owned subsidiary of Southwest Casino Corporation (formerly Lone Moose Adventures). Mr. Druck has been a director of Southwest Casino and Hotel Corp. since its inception.  He served as President of Southwest Casino and Hotel Corp. from October 1992 until June 2004, and now is the Chief Executive Officer and Secretary of Southwest Casino and Hotel Corp. From 1967 until April 1993, Mr. Druck was an attorney in private practice in Minneapolis, Minnesota.  His practice focused primarily in the areas of real estate development and finance.

Thomas E. Fox.  Mr. Fox was elected to the Southwest Casino Corporation Board of Directors and appointed as our President, Chief Operating Officer, and Chief Financial Officer on July 22, 2004 in connection with the closing of the reorganization in which Southwest Casino and Hotel Corp. became a wholly-owned subsidiary of Southwest Casino Corporation. Mr. Fox has been a Certified Public Accountant since November 1969.  He began his career with Arthur Andersen & Co. in June 1969, and was promoted to tax manager in June 1973.  In September 1976, Mr. Fox co-founded the accounting firm of Berc & Fox, Limited.  He joined Southwest Casino and Hotel Corp. as Chief Financial Officer in November 1993 and was appointed to the Board of Directors of Southwest Casino and Hotel Corp. in January 2000.  Mr. Fox continues to serve as a director and President, Chief Operating Officer, and Chief Financial Officer of Southwest Casino and Hotel Corp.

Jeffrey S. Halpern.  Mr. Halpern was appointed Chairman of the Southwest Casino Corporation Board of Directors and Assistant Secretary on July 22, 2004 in connection with the closing of the reorganization in which Southwest Casino and Hotel Corp. became a wholly-owned subsidiary of Southwest Casino Corporation. Mr. Halpern has been a director of Southwest Casino and Hotel Corp. since its inception in 1992.  He served as Chairman of the Board and Chief Executive Officer of Southwest Casino and Hotel Corp. from October 1992 until June 2004. Mr. Halpern also serves currently in the position of Chairman of the Board and Assistant Secretary of Southwest Casino and Hotel Corp.  From 1967 until July 1993, Mr. Halpern was an attorney in private practice in Minneapolis, Minnesota. His practice focused primarily in the areas of corporate finance and securities.

Brian L. Foster. Brian Foster is our Vice President of Native American Operations and manages our Native American gaming operations in Oklahoma. In addition to these titles, Mr. Foster has been the General Manager of the Lucky Star Casino, an enterprise of the Cheyenne and Arapaho Tribes of Oklahoma, since 1995 and our Vice President of Bingo Operations since 1998. Mr. Foster is the Chairman of the Oklahoma Indian Gaming Association and served as that organization’s Vice Chairman in 2000 and 2001.

Family Relationships.

No family relationships exist among our directors and executive officers.

Legal Proceedings.

To the knowledge of our management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of our company, except as disclosed below:

•       Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior the filing;

•       Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•       Was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities.

•       Was found by a court of competent jurisdiction in a civil action, or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended, or vacated.

Prior Bankruptcy Proceeding of Subsidiary

James B. Druck, Jeffrey S. Halpern and Thomas E. Fox are Managing Members of Gold Rush I, LLC, a Colorado limited liability company and a wholly-owned subsidiary of Southwest Casino and Hotel Corp.  In August 2001, Cripple Creek Development Corp., a Colorado corporation, Blue Building Development, Inc., a Wyoming corporation, Mark Brockley, an individual, and Annesse Brockley, an individual, initiated a lawsuit against Gold Rush I, LLC, and Southwest Casino and Hotel Corp. in District Court, Teller County, Colorado (01-CV-156).  The plaintiff alleged that the defendants failed to pay certain obligations to the plaintiffs under the terms of their lease agreement and breach of contract.  The lease included a provision that capped the maximum monthly amount required to be paid to Mr. Brockley’s creditors.  In the early years of the operation, Mr. Brockley’s obligations to creditors far exceeded this cap and Southwest paid these obligations as they came due. Under the lease, Southwest set off against current rent the amount of the excess payments.  In the lawsuit, Mr. Brockley sought to evict Gold Rush I from the premises for failing to pay amounts claimed to be owed under the Lease.  Gold Rush I responded by denying any failure to pay.

An evidentiary hearing on Mr. Brockley’s eviction claim began in the Colorado District Court on August 22, 2001.  Because the hearing could not be completed that day, it was continued to August 31, 2001.  Before the hearing was reconvened, Gold Rush I filed a voluntary petition for reorganization under

Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Minnesota (Case No. 01-33755) to ensure that we did not lose possession of the premises while the underlying claims were litigated.  After considering several motions, the Bankruptcy Court directed that the Colorado Court determine (1) whether Gold Rush I was in default under the terms and conditions of the lease, and if so, the nature and amounts of the defaults; and (2) whether Gold Rush I made payments in excess of the caps provided in the lease, and the amounts, if any, paid in excess of the caps.  The Colorado District Court conducted a hearing on these three issues on October 5, 2001.  On October 15, 2001, the Colorado District Court entered an Order in which it found (a) that Gold Rush I was not in default under the lease, (b) that Gold Rush I had made payments in excess of the monthly caps provided in the lease (which overpayments the court subsequently quantified at $554,362.09), and (c) that Gold Rush I was entitled to offset the overpayments against rent and other payments due under the terms of the lease.  Gold Rush I was successful in its litigation against the landlord regarding the rent dispute and emerged from bankruptcy when the Bankruptcy Court confirmed its reorganization plan, which provided for full payment to all creditors, with interest, on January 10, 2003.

Mr. Brockley appealed the Colorado District Court’s Order to the Colorado Court of Appeals, which dismissed the appeal on May 21, 2002.

Colorado Regulatory Proceeding

Southwest Casino and Hotel Corp. was recently fined $50,000 by the Colorado Division of Gaming for failure to properly maintain and review statistical data on slot machine performance after receiving a warning letter regarding this deficiency and failing to comply with its agreement to correct the deficiency. Southwest Casino and Hotel Corp. paid the full amount of the fine.  As part of these proceedings, James Druck, in his capacity as manager of the facility in question, without any admission of guilt, agreed to take the necessary steps to ensure Southwest Casino and Hotel Corp.’s compliance in this matter and, further, agreed to pay $5,000 to the Limited Gaming Fund to reimburse expenses incurred by Colorado in this investigation.

Audit Committee Financial Expert.

The Board of Directors has determined that we do not have an audit committee financial expert serving on the Board of Directors and have not established a standing audit committee. Our Board of Directors consists entirely of executive officers of Southwest who are in the process of recruiting independent directors to serve on the Board, including a member who would qualify as an “audit committee financial expert.”  Once the Board of Directors has at least two independent directors, it intends to create an Audit Committee, Compensation Committee and Nominating and Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to Forms 3, 4 and 5 furnished to us during our most recent fiscal year, we are not aware of any director, officer, or beneficial owner of more than 10 percent of any class of our registered securities that failed to file on a timely basis, as disclosed in Forms 3, 4 and 5 and amendments to those Forms, reports required under Section 16(a) of the Securities Exchange Act of 1934 during 2004.

Code of Conduct and Ethics for Employees, Officers and Directors

We have adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and meets the requirements of the SEC.  A copy of our Code of Conduct was filed as an exhibit to our Annual Report on

Form 10-KSB filed June 29, 2004.  We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics on a Form 8-K filed with the SEC.

Item 10.  EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation.

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our Chief Executive Officer and our executive officers who received or earned cash and non-cash salary and bonus of more than $100,000 during the Southwest Casino Corporation fiscal year ended December 31, 2004. Please note that we completed a corporate reorganization with Lone Moose Adventures, Inc. on July 22, 2004 that is described under Item 1.  DESCRIPTION OF BUSINESS — (a) Business Development — Corporate Reorganization in this report. The information below reflects compensation paid to the executive officers of Southwest Casino and Hotel Corp. and Southwest Casino Corporation by Southwest for the past two fiscal years.  In addition, under Item 402 of Regulation S-B we must disclose compensation information for Christopher B. Glover, the Chief Executive Officer of Lone Moose Adventures before the reorganization.  The compensation information regarding Mr. Glover represents compensation paid by Lone Moose Adventures, Inc. before our reorganization.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation Securities Underlying		All Other Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Options (#)		($)

James B. Druck	2004	220,000		64,497	(1)	300,000	(3)	48,085	(4)
Chief Executive Officer and Secretary	2003	220,000		108,490	(2)	0		32,424	(4)
Thomas E. Fox
President, Chief Operating	2004	220,000		57,912	(1)	300,000	(3)	31,854	(4)
Officer and Chief Financial Officer	2003	220,000		94,936		0		49,887	(4)
Jeffrey S. Halpern	2004	120,000		58,349	(1)	300,000	(3)	37,230	(4)
Chairman of the Board and Assistant Secretary	2003	120,000		54,120	(2)	0		41,960	(4)
Brian L. Foster
Vice President of Native	2004	0	(5)	100,772	(6)	0		17,189	(8)
American Operations	2003	0	(5)	113,411	(7)	250,000		9,349	(8)
Christopher B. Glover
President, Lone Moose	2004	6,000	(9)	0		0	(10)	0
Adventures, Inc.	2003	12,000		0		0	(10)	0

(1)	Represents bonus awarded for performance during 2003 and paid during 2004. No bonus was awarded for 2004.
(2)	Represents bonus awarded for performance during 2002 and paid during 2003.
(3)	Consists of options to acquire 300,000 shares of common stock granted to the executive under the terms of employment agreements entered into with Southwest on July 1, 2004.
(4)	Consists of company paid medical, dental, life and disability insurance, 401k matching funds, and a car allowance.
(5)

Mr. Foster manages two gaming facilities owned by the Cheyenne and Arapaho Tribes of Oklahoma. Mr. Foster also receives compensation, including a salary, directly from the Cheyenne and Arapaho Tribes of Oklahoma tribal enterprises.

(6)	Represents bonus awarded for performance and paid during 2004.
(7)	Represents bonus awarded for performance and paid during 2003.
(8)	Consists of company paid medical, dental, life and disability insurance, and 401k matching funds.

(9)

Lone Moose Adventures, Inc. accrued salary for an officer/shareholder starting April 1, 2002 at the rate of $1,000 per month, but did not make any payment. Under the terms of our reorganization, Southwest did not assume any obligation for accrued but unpaid wages.

(10)	Does not include 83,333 shares of restricted stock issued to Mr. Glover by Lone Moose Adventures, Inc. during January 2002.

Option Grants in Last Fiscal Year.

The following table summarizes grants of options to purchase shares of Southwest Casino Corporation (or options to purchase shares of Southwest Casino and Hotel Corp. assumed by Southwest Casino Corporation in the reorganization) during the fiscal year ended December 31, 2004 to each of the executive officers named in the above Summary Compensation Table.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($Per Share)(2)	Expiration Date
James B. Druck (1)	300,000	28.7%	$1.00	July 21, 2009
Thomas E. Fox (1)	300,000	28.7%	$1.00	July 21, 2009
Jeffrey S. Halpern (1)	300,000	28.7%	$1.00	July 21, 2009
Brian L. Foster	0	—	—	—
Christopher B. Glover	0	—	—	—

(1)

Consists of non-plan options to acquire 300,000 shares of Southwest Casino Corporation common stock granted to each of Messrs. Druck, Fox and Halpern under their employment agreements dated July 1, 2004.  Each of these options was immediately exercisable on the date of grant as to 100,000 shares and 1/24 of the remaining shares vest on the first day of each of the next 24 months beginning August 1, 2004. Vesting of these options may accelerate if specified milestones are achieved. Each of these options also becomes exercisable upon a change in control.

(2)	The per share exercise price of each option granted in 2004 is equal to the fair market value of a share of the common stock on the date of grant as determined by our Board of Directors.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values.

The following table summarizes the number and value of options held by each of the executive officers named in the above Summary Compensation Table at December 31, 2004.  None of these executive officers exercised any stock options during the fiscal year ended December 31, 2004.

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
James B. Druck	141,665	158,335	0	0
Thomas E. Fox	141,665	158,335	0	0
Jeffrey S. Halpern	141,665	158,335	0	0
Brian L. Foster	250,000	0	$120,000	0
Christopher B. Glover	0	0	0	0

(1)

Based on the difference between the fair market value of one share of common stock at December 31, 2004 of $0.60 per share, and the exercise price of the options which range from $0.12 to $1.00 per share. Options are in the money if the market price of the shares exceeds the option exercise price.

Compensation of Directors.

All of the current members of our Board of Directors are also employees of Southwest.  These individuals do not receive any additional compensation for their service as directors.  Our Board of Directors is in the process of recruiting independent directors to serve on the Board and will address director compensation issues in connection with that recruiting process.

Employment Contracts.

James Druck Employment Agreement

In July 2004, we entered into an employment agreement with James B. Druck under which Mr. Druck serves as our Chief Executive Officer and Secretary. The initial term of this agreement continues until July 1, 2006, after which the term renews automatically for additional one-year periods unless terminated earlier by either party. Under this agreement, Mr. Druck receives a base salary of $220,000 per year, an automobile allowance of $1,000 per month, and is eligible for an additional performance bonus if granted by our Board of Directors.  Any adjustment to base salary will be determined by the Board of Directors.  This bonus is discretionary and no bonus was awarded for fiscal year 2004, although Mr. Druck received a bonus for fiscal year 2003 that was paid during 2004.  Mr. Druck also was granted a non-plan option to purchase 300,000 shares of our common stock at a price of $1.00 per share. This option was immediately exercisable as to 100,000 shares and 1/24 of the remaining shares will vest on the first day of each of the next 24 months beginning August 1, 2004. Vesting of this option may accelerate if specified milestones are achieved. If Mr. Druck is terminated without cause, in connection with a change in control of the company, or if Mr. Druck terminates his employment for “good reason”, Mr. Druck may elect to continue employment with us in a diminished capacity. If Mr. Druck so elects and his employment was terminated during its initial term, Mr. Druck will continue to receive his base salary and medical benefits for 18 months. After 18 months, Mr. Druck will receive a salary of not less than $25,000 and continuing medical benefits. If Mr. Druck is so terminated after the initial term, he will receive continuing salary and medical benefits at his then base rate for 12 months after which his salary may be reduced to not less than $25,000 with continuing medical benefits.  Mr. Druck is also subject to customary assignment of inventions, confidentiality, non-solicitation and non-compete provisions.

Thomas Fox Employment Agreement

In July 2004, we entered into an employment agreement with Thomas E. Fox under which Mr. Fox serves as our President, Chief Operating Officer and Chief Financial Officer. The initial term of this agreement continues until July 1, 2006, after which the term renews automatically for additional one-year periods unless terminated earlier by either party. Under this agreement, Mr. Fox receives a base salary of $220,000 per year, an automobile allowance of $1,000 per month, and is eligible for an additional performance bonus if granted by our Board of Directors. Any adjustment to base salary will be determined by the Board of Directors. This bonus is discretionary and no bonus was awarded for fiscal year 2004, although Mr. Fox received a bonus for fiscal year 2003 that was paid during 2004.  Mr. Fox also was granted a non-plan option to purchase 300,000 shares of our common stock at a price of $1.00 per share. This option was immediately exercisable as to 100,000 shares and 1/24 of the remaining shares will vest on the first day of each of the next 24 months beginning August 1, 2004. Vesting of this option may accelerate if specified milestones are achieved. If Mr. Fox is terminated without cause, in connection with a change in control of the company, or if Mr. Fox terminates his employment for “good reason”, Mr. Fox may elect to continue employment with us in a diminished capacity. If Mr. Fox so elects and his employment was terminated during its initial term, Mr. Fox will continue to receive his base salary and medical benefits for 18 months. After 18 months, Mr. Fox will receive a salary of not less than $25,000 and continuing medical benefits. If Mr. Fox is so terminated after the initial term, he will receive continuing salary and medical benefits at his then base rate for 12 months after which his salary may be reduced to not less than $25,000 with continuing medical benefits.  Mr. Fox is also subject to customary assignment of inventions, confidentiality, non-solicitation and non-compete provisions.

Jeffrey Halpern Employment Agreement

In July 2004, we entered into an employment agreement with Jeffrey S. Halpern under which Mr. Halpern serves as the Chairman of our Board of Directors and Assistant Secretary. The initial term of this agreement continues until July 1, 2006, after which the term renews automatically for additional one-year periods unless terminated earlier by either party. Under this agreement, Mr. Halpern receives a base salary of $120,000 per year, an automobile allowance of $1,000 per month, and is eligible for an additional performance bonus if granted by our Board of Directors. Any adjustment to base salary will be determined by the Board of Directors.  This bonus is discretionary and no bonus was awarded for fiscal year 2004, although Mr. Halpern received a bonus for fiscal year 2003 that was paid during 2004.  Mr. Halpern also was granted a non-plan option to purchase 300,000 shares of our common stock at a price of $1.00 per share. This option was immediately exercisable as to 100,000 shares and 1/24 of the remaining shares will vest on the first day of each of the next 24 months beginning August 1, 2004. Vesting of this option may accelerate if specified milestones are achieved. If Mr. Halpern is terminated without cause, in connection with a change in control of the company, or if Mr. Halpern terminates his employment for “good reason”, Mr. Halpern may elect to continue employment with us in a diminished capacity. If Mr. Halpern so elects and his employment was terminated during its initial term, Mr. Halpern will continue to receive his base salary and medical benefits for 18 months. After 18 months, Mr. Halpern will receive a salary of not less than $25,000 and continuing medical benefits. If Mr. Halpern is so terminated after the initial term, he will receive continuing salary and medical benefits at his then base rate for 12 months after which his salary may be reduced to not less than $25,000 with continuing medical benefits.  Mr. Halpern is also subject to customary assignment of inventions, confidentiality, non-solicitation and non-compete provisions.

2004 Stock Incentive Plan.

From time to time, we grant incentive awards under our 2004 Stock Incentive Plan.  The incentive plan was approved by the Board of Directors on June 1, 2004 and approved by shareholders on July 14, 2004.  The incentive plan provides for the grant to employees, officers, directors, consultants and independent contractors of our company and our subsidiaries of incentive awards to purchase shares of common stock that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-statutory options that do not qualify as incentive stock options, stock appreciation rights, restricted stock awards, performance units and stock bonuses.  This incentive plan is administered by the Board of Directors, which determines the persons who are to receive awards, as well as the type, terms and number of shares subject to each award.

We have reserved an aggregate of 1,500,000 shares of Southwest common stock for awards under the incentive plan.  As of July December 31, 2004, options to purchase an aggregate of 145,000 shares of Southwest common stock were outstanding under the incentive plan and a total of 1,355,000 shares of Southwest common stock remained available for grant.  As of December 31, 2004, the outstanding options under the incentive plan were held by four individuals all with an exercise price of $1.00 per share.

Incentive stock options granted under the incentive plan may not have an exercise price less than the fair market value of Southwest common stock on the date of the grant (or, if granted to a person holding more than 10% of our voting stock, at less than 110% of fair market value).  Non-statutory stock options granted under the incentive plan may not have an exercise price less than 85% of fair market value on the date of grant.  Aside from the maximum number of shares of Southwest common stock reserved under the plans, there is no minimum or maximum number of shares that may be subject to options under the incentive plan.  However, the aggregate fair market value of the stock subject to incentive stock options granted to any optionee that are exercisable for the first time by an optionee during any calendar year may not exceed $100,000.  Options generally expire when the optionee’s employment or other service with us terminates.  Options generally may not be transferred, other than by will or the laws of descent and distribution, and only the optionee can exercise the option during the optionee’s lifetime.  The term of each option, which is fixed by the Board of Directors at the time of grant, may not exceed 10 years from the date the option is granted (except that an incentive stock option may be exercisable only for 10 years and an incentive stock option granted to a person holding more than 10% of our voting stock may be exercisable only for five years regardless of the availability of such exemption).

The incentive plan contains change in control provisions, as described below under the heading “Change in Control Arrangements.”

Change in Control Arrangements.

Druck, Fox and Halpern Employment Agreements

Under our employment agreements with Messrs. Druck, Fox and Halpern, if any of them is terminated within nine months after a change in control occurs, they may elect to continue their employment with us in a diminished capacity. If the terminated employee so elects and his employment was terminated during the initial term of the employment agreement, the terminated employee will continue to receive his base salary and medical benefits for 18 months. After 18 months, he will receive a salary of not less than $25,000 and continuing medical benefits. If the employee is so terminated after the initial term of the employment agreement, he will receive continuing salary and medical benefits at his then base rate for 12 months after which his salary may be reduced to not less than $25,000 with continuing medical benefits.  In addition, any unexpired stock options will vest immediately.

For purposes of these employment agreements, a “change in control” includes:

•       any merger, acquisition, reorganization or consolidation after which the shareholders of Southwest immediately before the transaction do not own a majority of the surviving corporation;

•       any sale, lease, license or transfer of substantially all of our assets;

•       any statutory exchange of securities with another entity (except where we are the acquiring entity);

•       acquisition by any individual or group of more than 50 percent of our outstanding voting stock from existing shareholders;

•       members of our Board of Directors as of July 1, 2004 or new board members approved by a majority of those board members cease to constitute a majority of our Board of Directors; or

•       any other transaction or series of transaction (other than venture capital or institutional investor financings) that the SEC would require us to report.

2004 Stock Incentive Plan

Under our 2004 Stock Incentive Plan, incentive awards granted under the plan will become fully exercisable after certain changes in control of our company, such as:

•       the sale, lease, exchange or other transfer of all or substantially all of our assets;

•       our shareholders approve any plan of or proposal for the liquidation or dissolution of our company;

•       any person becomes the beneficial owner of:

•       20% or more, but not 50% or more, of the combined voting power of our outstanding securities ordinarily having the right to vote at elections of directors, unless the transaction resulting in their ownership was approved in advance by the “continuity directors” who are members of the Board of Directors at the time of the special meeting or whose nomination for election meets certain approval requirements related to continuity with our current Board of Directors; or

•       50% or more of the combined voting power of our outstanding securities ordinarily having the right to vote at elections of directors (regardless of any approval by the “continuity directors”); provided that a traditional institution or venture capital financing transaction are excluded from this definition;

•       we are a party to a merger or consolidation that results in our shareholders beneficially owning securities representing:

•       more than 50%, but less than 80%, of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors, unless the merger or consolidation was approved in advance by the “continuity directors”; or

•       50% or less of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors (regardless of any approval by the “continuity directors”);

•       a change in control that outside legal counsel determines must be reported under Section 13 or 15(d) of the Exchange Act, whether or not we are then subject to these reporting requirements; or

•       the “continuity directors” cease, for any reason, to constitute at least a majority of the Board of Directors, at any time after date that our securities are first sold in a registered public offering.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table states the information known to us with respect to the beneficial ownership of our common stock as of March 15, 2005 for (1) each person known by us to beneficially own more than 5% of our common stock, (2) each of the executive officers named in the Summary Compensation Table under the heading “Summary of Cash and Other Compensation,” (3) each of our directors, and (4) all of our executive officers and directors as a group.

Shares are deemed “beneficially owned” by a person if that person, directly or indirectly, has sole or shared power to vote or to direct the voting of those shares or sole or shared power to dispose or direct the disposition of those shares.  Except as otherwise indicated, we believe that each of the beneficial owners of our capital stock listed below, based on information provided by these owners, has sole dispositive and voting power with respect to its shares, subject to community property laws where applicable. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by that person or group.

	Common Stock
Name	Number		Percent
James B. Druck (1)	1,854,165	(2)	9.0%
Thomas E. Fox (1)	1,826,953	(3)	8.8%
Jeffrey S. Halpern (1)	1,844,165	(4)	8.9%
Brian L. Foster	250,000	(5)	1.3%
Christopher B. Glover	0
All executive officers and directors as a group (4 persons)	5,775,283	(6)	28.0%

(1)	Address: 2001 Killebrew Drive, Suite 350, Minneapolis, Minnesota 55425.
(2)	Includes: 241,665 shares of common stock issuable upon exercise of an option.
(3)	Includes: (i) 22,788 shares held by F&B Properties, a partnership in which Mr. Fox is a 50% general partner and (ii) 241,665 shares of common stock issuable upon exercise of an option.
(4)	Includes: (i) 40,000 shares held by Mr. Halpern’s wife and (ii) 241,665 shares of common stock issuable upon exercise of an option.
(5)	Consists 250,000 shares of our common stock issuable upon exercise of an option.
(6)

Includes: (i) an aggregate of 974,995 shares issuable upon exercise of options, (ii) 40,000 shares held by a director’s spouse and (iii) 22,788 shares held by a partnership in which a director is a general partner.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes our equity compensation plan information as of December 31, 2004. Options granted in the future under the plan are within the discretion of our Board of Directors and therefore cannot be ascertained at this time:

	Number of Securities to be Issued Upon Exercise of Outstanding Options,	Weighted-Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a)

Equity compensation plans approved by security holders:

2004 Stock Incentive Plan (1)	145,000	$1.00	1,355,000

Equity compensation plans not approved by security holders (2)	2,425,000	$0.46	0
Total	2,570,000	$0.49	1,355,000

(1)

Our only equity compensation plan under which shares of our common stock may be issued is the 2004 Stock Incentive Plan that was maintained by Southwest Casino and Hotel Corp. before the consummation of our reorganization and was assumed by Southwest Casino Corporation under the terms and at the time of consummation of the reorganization. Southwest Casino and Hotel Corp. shareholders approved the 2004 Stock Incentive Plan at a special meeting on July 14, 2004. We do not have any other equity compensation plans.

(2)

Consists of individual option and warrant agreements issued by Southwest Casino and Hotel Corp. before the consummation of our reorganization that Southwest Casino Corporation assumed under the terms and at the time of consummation of the reorganization.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Immediately after completing our July 22, 2004 reorganization, we sold substantially all of the Lone Moose Adventures, Inc. adventure tour business assets to Lone Moose’ founding shareholders, Christopher B. Glover and Michael C. Brown. In exchange for these assets, Messrs. Glover and Brown (a) assumed all of the pre-closing liabilities of the adventure tour business previously operated by Lone Moose (which liabilities exceeded the net book value of Lone Moose immediately before the reorganization), (b) agreed to indemnify Lone Moose (now Southwest Casino Corporation) for any liabilities or damages related to Lone Moose’s existence and operations before the closing of the reorganization, and (c) delivered for cancellation certificates representing all of the common stock of Lone Moose (an aggregate of 2,489,192 shares) held by Messrs. Glover and Brown.

Effective June 29, 2004, James B. Druck, Thomas E. Fox and Jeffrey S. Halpern each purchased for investment 500,000 shares of Lone Moose common stock at a purchase price of $0.05 per share. All of these shares are restricted securities under applicable federal and state securities laws, and are further subject to a lock-up/leak-out agreement restricting the manner and timing of any subsequent resales.

On March 19, 2004, Southwest Casino and Hotel Corp. issued 125,000 shares of its common stock to each of James B. Druck, Thomas E. Fox and Jeffrey S. Halpern in consideration of their agreements to guarantee personally a $500,000 letter of credit supporting a bond required in connection with North Metro Harness Initiative’s application for licenses to develop and operate a harness racetrack in Columbus Township, Anoka County, Minnesota.  These shares converted into 62,500 shares each of Southwest Casino Corporation common stock in connection with our July 22, 2004 reorganization.

On December 8, 2003, Southwest Casino and Hotel Corp. issued 895,000, 1,085,000, and 530,000 shares of its common stock to James B. Druck, Thomas E. Fox, and Jeffrey S. Halpern, respectively, in lieu of $53,700, $65,100, and $31,800 owed to each of them, respectively, in unpaid compensation.  The shares were value at $0.06 per share for this purpose.  These shares converted into 447,500, 542,500, and 265,000 shares, respectively, of Southwest Casino Corporation common stock in connection with our July 22, 2004 reorganization.

The Company had aggregate outstanding liabilities to James B. Druck, Thomas E. Fox and Jeffrey S. Halpern for unpaid compensation and expense reimbursements of $340,492 as of December 31, 2004 and $410,100 as of December 31, 2003.

During the years ended December 31, 2004 and 2003, Southwest paid Berc & Fox Limited $41,275 and $17,508 for tax and accounting services, respectively.  Thomas Fox is a shareholder and officer in Berc & Fox Limited.

During the years ended December 31, 2004 and 2003, Southwest paid Jennifer Sparlin Druck $1,000 each year for entertainment services at the Gold Rush Palladium.  Ms. Druck is the wife of James B. Druck.

ITEM 13.  EXHIBITS

Reference is made to the Exhibit Index at page 50 of this Report.

A copy of any exhibits listed or referred to in this Report will be furnished at a reasonable cost to any person who is a stockholder upon receipt of a written request for an exhibit.  These requests should be sent to:  Southwest Casino Corporation, 2001 Killebrew Drive, Suite 350, Minneapolis, Minnesota 55435 Attn:  Stockholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB under Item 13(a):

A.            2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 6, 2004).

B.            Option Agreement dated July 1, 2004, between Southwest and James B. Druck (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 6, 2004).

C.            Option Agreement dated July 1, 2004, between Southwest Casino and Jeffrey S. Halpern (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 6, 2004).

D.            Option Agreement dated July 1, 2004, between Southwest Casino and Thomas E. Fox (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed August 6, 2004).

E.             Employment Agreement dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and James B. Druck (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed August 6, 2004).

F.             Employment Agreement dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and Jeffrey S. Halpern (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed August 6, 2004).

G.            Employment Agreement dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and Thomas E. Fox (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed August 6, 2004).

H.            Form of Indemnification Agreements by and between Southwest Casino and Hotel Corp. and each of James B. Druck, Jeffrey S. Halpern, Thomas E. Fox and Brian L. Foster (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed August 6, 2004).

I.              Form of Lock-Up/Leak-out Agreement by and between Southwest and James B. Druck, Thomas E. Fox, and Jeffrey S. Halpern (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed August 6, 2004).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed by EideBailly LLP, our principal accountant, for the audit of Southwest Casino Corporation’s consolidated financial statements and other professional services provided to Southwest Casino Corporation for the fiscal year ended December 31, 2004 and for the audit of Southwest Casino and Hotel Corp.’s consolidated financial statements for the fiscal year ended December 31, 2003.

	Aggregate Amount Billed by ($)
	2004	2003

Audit Fees (1)	$121,600	$131,460
Audit-Related Fees (2)	$19,800	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0

(1)

Aggregate fees billed for professional services rendered to Southwest Casino and Hotel Corp. before July 22, 2004 and Southwest Casino Corporation after July 22, 2004 for audit of our consolidated financial statements by year, review of the consolidated financial statements included in our quarterly reports on Form 10-QSB, and other services normally provided in connection with our statutory and regulatory filings or engagements.

(2)

Aggregate fees billed to Southwest Casino and Hotel Corp. before July 22, 2004 and Southwest Casino Corporation after July 22, 2004. These other audit-related services consisted of accounting research and related issues. The Board has considered whether the provision of these services is compatible with maintaining EideBailly LLP’s independence and has determined that it is.

(3)

We did not pay any fees for professional services provided by our principal accountants to Southwest Casino and Hotel Corp. before July 22, 2004 and Southwest Casino Corporation after July 22, 2004, other than the fees described above in this Item 14, during the last two fiscal years.

(4)

We did not pay any fees for professional services provided by our principal accountants to Southwest Casino and Hotel Corp. before July 22, 2004 and Southwest Casino Corporation after July 22, 2004, other than the fees described above in this Item 14, during the last two fiscal years.

Audit Committee Pre-Approval Policy

Currently, all of the members of our Board of Directors are employees and do not qualify as independent directors. Our Board of Directors is in the process of recruiting independent directors to serve on the Board, including a director who would qualify as an “audit committee financial expert.”  After we have two or more independent directors on our board, we intend to create an Audit Committee.  Once the Board of Directors has appointed members to the Audit Committee, the Audit Committee will establish pre-approval policies and procedures, and other policies and procedures required by law or deemed advisable by the members of the Audit Committee.  In the meantime, our Board of Directors approves all services performed by our independent auditor before engaging their services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST CASINO CORPORATION

March 31, 2005	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on March 31, 2005 in the capacities indicated.

Name	Title

/s/ James B. Druck	Chief Executive Officer (principal executive officer)
and Director

/s/ Thomas E. Fox	President, Chief Operating Officer, and Chief
Financial Officer (principal financial officer and principal accounting officer)

/s/ Jeffrey S. Halpern	Chairman of the Board of Directors and Director

SOUTHWEST CASINO CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Exhibit No.	Exhibit	Method of Filing

2.1

Agreement and Plan of Reorganization, dated July 14, 2004, by and among Lone Moose Adventures, Inc., Lone Moose Acquisition Corporation., Southwest Casino and Hotel Corp. certain of the shareholders of Lone Moose.

Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K filed August 6, 2004.

2.2	Asset Purchase Agreement, dated July 14, 2004, by and among Lone Moose Adventures, Inc., Christopher B. Glover and Michael C. Brown	Incorporated by reference to Exhibit 2.2 in the Current Report on Form 8-K filed August 6, 2004

3.1	Amendment to Articles of Incorporation of Lone Moose Adventures, Inc.	Incorporated by reference to Exhibit 3.1 in the Annual Report on Form 10-KSB filed June 29, 2004.

3.2	Articles of Incorporation of Lone Moose Adventures, Inc., as amended	Incorporated by reference to Exhibit 3.1 contained in Lone Moose’s Registration Statement on Form SB-2 (File No.333-88810) and Exhibit 3 contained in Lone Moose’s Form 10-KSB

3.3	Bylaws of Lone Moose Adventures, Inc.	Incorporated by reference to Exhibit 3.2 contained in Lone Moose’s Registration Statement on Form SB-2 (File No.333-88810)

4.1	Assumption Agreement, dated July 22, 2004, by and between Southwest Casino Corporation (f/k/a Lone Moose Adventures, Inc.) and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 6, 2004.

4.2	Registration Rights Agreement, dated June 29, 2004, by and among Lone Moose Adventures, Inc., David C. Merrell and Jenson Service, Inc.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed August 6, 2004.

4.3	Form of Lock-Up/Leak-Out Agreement between Lone Moose and certain Lone Moose shareholders and affiliates of Southwest Casino	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed August 6, 2004.

4.4*	Warrant, dated July 22, 2004, between Southwest Casino Corporation and MBC	To be filed by amendment

4.5	Registration Rights Agreement, dated June 29, 2004, by and among Southwest Casino and Hotel Corp. and the 8% convertible demand note holders	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed August 6, 2004.

4.6*	Warrant, dated July 22, 2004, between Southwest Casino Corporation and various holders	To be filed by amendment

10.1	2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Current Report to Form 8-K filed August 6, 2004.

10.2	Option Agreement dated July 1, 2004, between Southwest Casino and James B. Druck	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 6, 2004.

10.3	Option Agreement dated July 1, 2004, between Southwest Casino and Jeffrey S. Halpern	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2004.

10.4	Option Agreement dated July 1, 2004, between Southwest Casino and Thomas E. Fox	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed August 6, 2004.

10.5	Third Amended and Restated Gaming Management Agreement dated June 16, 1995 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed August 6, 2004.

10.6	Amendment No. 2 to Third Amended and Restated Gaming Management Agreement dated June 5, 1999 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed August 6, 2004.

10.7	Amendment No. 3 to Third Amended and Restated Gaming Management Agreement dated November 13, 2000 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed August 6, 2004.

10.8	Amendment No. 7 to Third Amended and Restated Gaming Management Agreement dated September 4, 2003 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed August 6, 2004.

10.9	Amendment No. 8 to Third Amended and Restated Gaming Management Agreement dated September 4, 2003 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casio and Hotel Corp.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K Filed August 6, 2004

10.10	Member Control Agreement of North Metro Harness Initiative, LLC, dated June 8, 2004	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed August 6, 2004.

10.11	BLN Office Park Lease, dated February 24, 1995, between Southwest Casino and Hotel Corp. and BLN Office Park Associates, as amended	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed August 6, 2004.

10.12

Lease dated March 1999, by and between Cripple Creek Development Corp. d/b/a Gold Rush Hotel & Casino, Blue Building Development, Inc. d/b/a Gold Digger’s Casino, Mark Brockley, Annesse Brockley, Gold Rush I, LLC and Southwest Casino and Hotel Corp., as amended

Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed August 6, 2004.

10.13	Employment Agreement, dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and James B. Druck	Incorporated by Reference to Exhibit 10.13 to the Current Report on Form 8-K filed August 6, 2004.

10.14	Employment Agreement, dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and Jeffrey S. Halpern	Incorporated by Reference to Exhibit 10.14 to the Current Report on Form 8-K filed August 6, 2004.

10.15	Employment Agreement, dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and Thomas E. Fox	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed August 6, 2004.

10.16	Master Lease Agreement, dated December 30, 2003, by and between and Southwest Casino and Hotel Corp. and PDS Gaming Corporation - Colorado	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed August 6, 2004.

10.17	Form of Indemnification Agreements by and between Southwest Casino and Hotel Corp. and each of James B. Druck, Jeffery S. Halpern, Thomas E. Fox and Brian L. Foster	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K/A filed October 5, 2004.

10.18	Indemnification Agreement, dated June 29, 2004, by and between Lone Moose Adventures, Inc. and David C. Merrell	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed August 6, 2004.

10.19	Introduction Agreement, dated June 29, 2004, by and between Lone Moose Adventures, Inc. and Jenson Services, Inc.	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed August 6, 2004.

10.20	Promissory Note, dated December 4, 2003, by Southwest Casino and Hotel Corp. to Associated Bank Minnesota, N.A.	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed August 6, 2004.

10.21	Commitment Letter, dated October 14, 2003, by and between Southwest Casino and Hotel Corp. and Oppenheimer & Co. Inc.	Incorporated by reference to Exhibit Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed August 6, 2004.

10.22	Member Control Agreement, dated June 14, 2004, by and between SW	Incorporated by reference to

	Missouri, LLC and Southwest Casino and Hotel Corp.	Exhibit 10.22 to the Current Report on Form 8-K filed August 6, 2004.

10.23	Operating Agreement of Southwest Missouri Gaming, LLC dated June 16, 2004.	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed August 6, 2004.

10.24	Management Agreement dated June 16, 2004 by and among Southwest Missouri Gaming, LLC, Robert E. Low and W Missouri, LLC.	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed August 6, 2004.

10.25	Stipulation and Agreement, dated June 17, 2004, by and among Southwest Casino and Hotel Corp., and the Colorado Division of Gaming	Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed August 6, 2004.

14.1	Code of Conduct	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB filed June 29, 2004.

16.1	Letter on change in certifying public accountant	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed September 13, 2004.

21.1	List of Subsidiaries of Southwest Casino Corporation	Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed August 6, 2004.

23.1	Consent of Eide Bailly LLP, independent public accountants	Incorporated by reference to Exhibit 23.1 to the Current Report on Form 8-K filed August 6, 2004.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed with this report.

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed with this report.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed with this report.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed with this report.

*To be filed by amendment.