Form 10QSB
period 2005-03-31
SOUTHWEST CASINO CORP
filed 2005-05-16
CIK 1170848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period From To

Commission file number 000-50572

SOUTHWEST CASINO CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	87-0686721
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2001 Killebrew Drive, Suite 350, Minneapolis, Minnesota 55425

(Address of principal executive offices)

(952) 853-9990

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  19,513,656

Transitional Small Business Disclosure Format (check one):    Yes  ☐         No  ☒

SOUTHWEST CASINO CORPORATION

FORM 10-QSB

SEPTEMBER 30, 2004

In this Form 10-QSB, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOUTHWEST CASINO CORPORATION

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheets (Unaudited)

March 31, 2005

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,522,770
Cash - Restricted	152,095
Accounts Receivable	117,428
Management Fees Receivable	415,111
Inventories	147,377
Prepaid Expenses	307,018
Total Current Assets	$2,661,799

PROPERTY AND EQUIPMENT
Real Estate Options	$493,257
Construction in Progress	1,224,783
Leasehold Improvements	15,668,827
Furniture and Equipment	6,424,271
Accumulated Depreciation	(8,279,835)
Net Property and Equipment	$15,531,303

OTHER ASSETS
Intangible Assets	$1,415,955
Deposits	84,150
Deferred Tax Asset	842,000
Total Other Assets	$2,342,105

TOTAL ASSETS	$20,535,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,797,481
Accrued Expenses	932,389
Accrued Liabilities - Related Parties	709,683
Notes Payable	746,559
Current Portion of Long-Term Liabilities	770,902
Convertible Subordinated Series A Debentures	75,000
Accrued Interest Payable	76,312
Total Current Liabilities	$6,108,326

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$8,838,051

STOCKHOLDERS’ EQUITY
Common Stock, $.001 Par Value, 50,000,000 Shares Authorized, 19,513,656 Shares Issued and Outstanding	19,513
Minority interest in subsidiary	$690,336
Additional Paid-in Capital - Warrants	24,500
Additional Paid-in Capital	16,796,198
Accumulated Deficit	(11,941,717)
Total Stockholders’ Equity	5,588,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,535,207

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2005 and 2004

		Restated
	2005	2004

REVENUES
Casino	$3,563,356	$3,812,407
Food & Beverage/Hotel	94,121	82,930
Management and Consulting	1,024,458	1,290,590
Entertainment	—	—
Other	33,663	26,718
Total Revenue	4,715,598	5,212,645

EXPENSES
Casino	$3,117,299	$2,835,139
Food & Beverage/Hotel	139,877	374,907
Corporate Expense	691,406	637,789
Project Development Costs	318,649	350,794
Entertainment	10,873	8,874
Depreciation and Amortization	595,139	521,184
Total Expenses	4,873,243	4,728,687

Income from Operations	$(157,645)	$483,958

OTHER INCOME (EXPENSE)
Interest Income	$2,745	$7,006
Interest Expense	(286,268)	(271,234)
Loss on Disposition of Property and Equipment	(155)	—
Total Other Income (Expense)	(283,678)	(264,228)

Loss from Continuing Operations Before Income Taxes	(441,323)	219,730

Income Tax Benefit (Expense)	—	(88,000)
Minority Interest in Income of Consolidated Subsidiaries	34,435	—

Income (Loss) from Continuing Operations	(406,888)	131,730

DISCONTINUED OPERATIONS
Loss from Discontinued Operations	$—	$(248,191)
Income Tax Benefit	—	88,000
Total Discontinued Operations	—	(160,191)

NET LOSS	$(406,888)	$(28,461)

Earnings per common share and common equivalent share,
Basic:
Loss from continuing operations	(0.02)	0.03
Discontinued operations	—	(0.03)
Net Income	$(0.02)	$(0.00)

Common Equivalent Shares Outstanding	19,385,625	5,256,789

Earnings per common share and common equivalent share,
Fully-diluted:
Loss from continuing operations	(0.02)	0.04
Extraordinary item	—	(0.04)
Net Income	$(0.02)	$—

Common Equivalent Shares Outstanding	19,385,625	5,256,789

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2005 and 2004

		Restated
	2005	2004

Cash Flows from Operating Activities:
Net Loss	$(406,888)	$(28,461)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used In) Operating Activities:
Minority Interest	(34,435)	—
Depreciation and Amortization	595,139	555,506
Write off of Land Option cost incurred in prior years	249,778	—
(Gain) Loss on Disposition of Property and Equipment	155	5,662
Common Stock Issued for Non-Cash Compensation	5,625	—

Change in Current Assets and Liabilities,
(Increase) Decrease in Restricted Cash	50,052	—
(Increase) Decrease in Receivables	(155,064)	(150,532)
(Increase) Decrease in Inventories	7,347	12,846
(Increase) Decrease in Prepaid Expenses	333,592	(172,392)
Increase (Decrease) in Accounts Payable	(86,509)	175,201
Increase (Decrease) in Accrued Expenses	52,285	(37,729)
Increase (Decrease) in Accrued Interest Payable	(33,463)	8,216
Net Cash Provided By Operating Activities	$577,614	$368,317

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	$—	$3,366
Purchase of Property and Equipment	(140,101)	(271,547)
Payment of Capitalized License	—	—
(Increase) Decrease in Deposits	15,874	39,032
Net Cash (Used In) Investing Activities	$(124,227)	$(229,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances (Payments) on Short-Term Notes Payable	$(136,542)	$200,000
Payment of Deferred Financing and Offering Costs	—	(95,009)
Proceeds from Principal Received on Long-Term Notes Receivable	—	298,299
Proceeds from Long-Term Borrowings	(175,955)	(254,011)
Proceeds from Outside Investors - Minority Interest	616,324	—
Proceeds from Issuance of Preferred Stock & Warrants	15,000	750
Net Cash Provided by Financing Activities	$318,827	$150,029

Net Increase (Decrease) in Cash and Cash Equivalents	772,214	289,197

CASH AND CASH EQUIVALENTS
Beginning of Year	750,556	728,290
End of Year	$1,522,770	$1,017,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$267,254	$273,376
Income taxes paid	—	45,153

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in exchange for services	$5,625	$188,400
Purchase of equipment with financing	—	1,144,500
Capital Assets acquired with Accounts Payable	111,194	248,236

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004

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

Southwest Casino Corporation, through its wholly-owned subsidiaries, operates three casinos in Cripple Creek, Colorado and manages Native American gaming facilities under contractual agreements.  Southwest Casino Corporation’s operations include the following consolidated subsidiaries:

Southwest Casino and Hotel Corp.

Southwest Casino and Hotel Corp. was formed in 1992 and provides management consulting services for casinos under contractual agreements and operates Uncle Sam’s Casino in Cripple Creek, Colorado under a 5-year lease that has been extended for an additional 5 years ending in 2009.

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

Southwest Casino Deadwood, LLC

Southwest Casino Deadwood, LLC located in Deadwood, South Dakota was formed on December 7, 1999 and began operating B.B. Cody’s Casino under lease in July 2000.  During December 2003, the Company decided to discontinue operations in Deadwood (see Note 11).

North Metro Harness Initiative, LLC.

North Metro Harness Initiative, LLC (a development stage Minnesota limited liability company), was formed on June 16, 2003 for the purpose of developing, owning, and operating a harness racetrack and card room north of Minneapolis, Minnesota, in Anoka County.  North Metro was issued a license by the Minnesota Racing Commission on February 16, 2005.  As a result of the Minnesota Racing Commission’s decision, the Commission is being sued by two groups opposed to the race track.  North Metro cannot move forward with its development until this litigation is resolved.

SW Missouri, LLC

SW Missouri, LLC is a 30% shareholder in Southwest Missouri Gaming, LLC which was pursuing state and local regulatory approval and acquiring property for a riverboat casino in Rockaway Beach, Missouri.  This initiative was defeated in a statewide primary election held on August 3, 2004.  It is unlikely, but still possible that this initiative will be revived if the project was to gain greater support from the surrounding communities, including Branson, MO.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2004.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southwest Casino Corporation and its subsidiaries.  All material inter-company transactions and balances have been eliminated in consolidation.

Basis of Accounting

The consolidated financial statements of the Company are prepared using the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when incurred.  This basis of accounting conforms to generally accepted accounting principles in the United States of America.

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

Revenue Recognition

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.  Revenue from food, beverage and hotel operations is recorded upon delivery of goods or services, and excludes promotional allowances.  Revenue from casino management and consulting contracts with outside parties is recognized over the term of the agreements.  Consideration given in exchange for entering into long-term contracts is amortized over the life of the agreement.

Operating Segments

The Company has segregated its activities into three operating segments based on operating and management characteristics related to its sources of revenue or basis for accumulating assets or expenses.  The segments are defined as casino operations, casino management for unrelated parties, and casino development activities.  Separate operations are aggregated based on the above general segment descriptions.

Investments

Investments in entities where the Company has more than a 20% but less than a 50% financial and voting interest are recorded on the equity method of accounting.  When the Company has an investment of 50% but less than 100%, the Company consolidates the entity and adjusts the investment by minority interest holder for the portion of the income or loss allocable to the minority owner.

NOTE 3 – RESTRICTED CASH

Restricted Cash at March 31, 2005 represents a bank escrow account set up to repurchase Series A convertible subordinated debentures that were outstanding as of July 14, 2004.  See Note 8.

NOTE 4 – NOTES RECEIVABLE

Notes receivable at March 31 consists of the following:

	2005	2004

Cheyenne and Arapaho Business Development Corporation, with monthly payments of $93,721 including principal and interest at 9.25% until the extended maturity date of May 1, 2004, secured by property in Concho, OK	$—	$101,819

Less amounts shown as current	—	(101,819)
Notes receivable - long-term	$—	$—

NOTE 5 –PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverages provided gratuitously to customers, which was $296,000 and $280,000 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 6 – INTANGIBLE ASSETS AND CASINO MANAGEMENT AGREEMENT

Intangible Assets consisted of the following at March 31:	2005	2004

Casino management contract rights	$1,104,578	$1,529,415
Minnesota Class A and B Racing License	311,377	—
Total	$1,415,955	$1,529,415

Future amortization of management contract rights are as follows:

Twelve Months Ended March 31,

2006	$509,805
2007	$509,805
2008	$84,968

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

The Company earned management revenues of $1,024,458 and $1,290,590 under the agreement with CATO for the three months ended March 31, 2005 and 2004, respectively.

NOTE 7- LINE OF CREDIT

The Company may borrow up to $450,000 under a revolving line of credit.  Interest is payable at a variable rate (6.75% as of March 31, 2005). The line is due May 5, 2006, and is collateralized by substantially all assets.  At March 31, 2005, the line had a balance of $446,292 with $3,708 available to draw.  The line of credit is included in notes payable on the accompanying balance sheet.

The Company has entered into a collateral agreement and promissory note to collateralize a $500,000 bond related to the development of North Metro Harness Initiative, LLC. The promissory note is due on June 1, 2006, with a variable interest ratio (currently 5%). At March 31, 2005 the note had not been drawn. The note is personally guaranteed by four stockholders of the Company.

On October 12, 2004, the Company borrowed $500,000 amortized over one year at $42,934 per month, with an interest rate of 5.75% guaranteed by the Directors of the Company.  The last payment is due October 31, 2005.  The balance of the loan was $295,715 as of March 31, 2005.

NOTE 8 – SUBORDINATED DEBENTURES

During 1993, the Company sold $8,250,000 of Series A convertible subordinated debentures paying interest at a rate of 9.25% per year and due and payable on July 15, 1998.  On July 8, 2004, the Company offered to redeem all remaining outstanding Series A debentures, in principal amount of $362,500, which were then in default, in exchange for payment of all principal plus interest accrued through July 14, 2004, or conversion of the principal to common stock plus payment of accrued interest through July 14, 2004.  The Company has paid all amounts necessary to redeem the remaining Series A convertible subordinated debentures in accordance with this offer into an escrow account established for this purpose.  On February 14, 2005, a debenture holder converted his $25,000 debenture into 22,728 shares of common stock. Therefore, as of March 31, 2005, Series A convertible subordinated debentures in the principal amount of $75,000 remained outstanding with accrued interest payable of $76,312.  In accordance with the July 8, 2004 redemption offer, we are no longer accruing interest on the outstanding Series A debenture.

NOTE 9 – PRIOR PERIOD ADJUSTMENT

The statements of operations and cash flows for the three months ended March 31, 2004 have been restated for correction of an error in the recording of capital leases.  The adjustments for the three months ended March 31, 2004 results in a reduction of net income of $8,324 for the quarter ended March 31, 2004 from amounts previously reported.

NOTE 10 – STOCK OPTIONS AND WARRANTS

On March 25, 2005, the Company issued 125,000 shares of common stock to a consultant to the racetrack development who exercised a warrant to purchase those shares at a price of $0.12 per share.

NOTE 11 –DISCONTINUED OPERATIONS AND IMPAIRMENT

During 2003 as a result of continued losses from operations the Company decided to discontinue the operation of its casino in Deadwood, South Dakota. As a result, during 2004, the Company sold or abandoned certain assets and transferred the remaining assets to other casino operations. As of December 31, 2003, the value of the assets sold was recorded as assets held for sale on the accompanying balance sheet. For the year ended December 31, 2003, the Company recorded a loss of $282,550 for the difference between the net book value of the assets sold or abandoned and the net proceeds received subsequent to December 31, 2003. During the three months ended March 31, 2004, the Company incurred an additional loss on disposal of assets of approximately $500 related to this discontinued operation.

Revenues from the Deadwood Casino totaled approximately $262,678, for the three months ended March 31, 2004, and are included in the casino operations segment.

In connection with the discontinued operation, during the three months ended March 31, 2004, the Company incurred termination and severance costs.  The total amount expected to be incurred is approximately $73,500 which was recorded as an expense of the discontinued operation in the accompanying statement of operations.  The liability related to the termination and severance benefits is as follows:

Liability Balance, December 31, 2003	$—
Three Months Ended March 31, 2004:
Costs Charged to Expense	73,500

Costs Paid	—

Liability Balance, March 31, 2004	$73,500

The above costs are included in the casino operation segment for segment reporting purposes.

The company paid all termination benefits by June 30, 2004.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $232,468 and $410,100 as of March 31, 2005 and 2004, respectively.

During the three months ended March 31, 2005 and 2004, the Company paid Berc & Fox Limited $5,075 and $788 for tax and accounting services, respectively.  Thomas Fox is a shareholder and officer in Berc & Fox Limited.

NOTE 13 – PROJECT DEVELOPMENT COSTS

In February 2004, an option to purchase the Gold Rush real estate was negotiated with the lessor.  This option was for a term of one year expiring on February 28, 2005, during which time, the Company could purchase the lessor’s interest in the property.  As consideration for this option, the Company dismissed certain claims against the lessor and other costs incurred in connection with a dispute regarding provisions of the lease.  These costs amounted to $249,778.  In the first quarter of 2005 these costs have been charged to expense as project development expense because the Company did not exercise its option to purchase the Gold Rush real estate.  During the first three months of 2004, $90,900 in project costs were incurred in connection with the development of the race track and card room in Minnesota, and $259,894 in project costs were incurred in the pursuit of a riverboat gaming opportunity in Missouri.

NOTE 14 – SEGMENT INFORMATION

Segment information related to the three months ended March 31, 2005 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (1)	Total
Revenues	$3,691,140	$1,024,458	$—	$—	$4,715,598
Interest revenue	—	2,745		—	2,745
Interest expense	265,702	20,566	—	—	286,268
Depreciation and amortization	462,633	132,506	—	—	595,139
Segment profit (loss) before income taxes	(305,244)	182,570	(318,649)	34,435	(406,888)
Income tax expense (benefit)	—	—	—	—	—
Segment assets	15,425,964	2,582,151	2,527,092	—	20,535,207
Expenditures for segment assets	1,809	24,781	206,262	—	250,985

Segment information related to the three months ended March 31, 2004 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (2)	Total
Revenues	$4,184,733	$1,290,590	$—	$(262,678)	$5,212,645
Interest revenue	—	7,006	—	—	7,006
Interest expense	258,517	12,717		—	271,234
Depreciation and amortization	552,548	2,958	—	(34,322)	521,184
Segment profit (loss) before income taxes	(524,731)	598,873	(350,794)	248,191	(28,461)
Income tax expense (benefit)	68,000	54,000	(34,000)	(88,000)	—
Segment assets	16,716,925	3,516,521	972,034	—	20,058,483
Expenditures for segment assets	1,227,837	2,893	433,524	—	1,664,283

(1)   Reconciling item is loss on subsidiary allocated to minority interest.

(2)   Reconciling items are revenues, loss, depreciation, income tax benefit from discontinued operations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

The Company, through North Metro Harness Initiative, LLC (NMHI), has entered into consulting agreements with non-related parties to monitor legislation and perform lobbying activities and other public relations and development activities related to establishing and developing the racetrack and card room.  The agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement.  The Company has monthly obligations related to these agreements of approximately $24,000 per month.

NMHI has received a letter of commitment for debt financing for approximately 79% of the expected total project cost of the race track and card room, with the remaining 21% to be provided in the form of equity by the Company.  Terms of the commitment include a $33,000,000 10-year amortization, and interest at a variable rate (1.74% above prime rate), with a floor of 7% and a $4,250,000
5-year amortization, and interest at a fixed rate of 20%.  In addition, 50% of net available cash flow (after scheduled debt service and income taxes) will be required to be held in an account to redeem the debt.  Redemption under this provision occurs when the account equals the principal amount of the loan outstanding.  Security for the loan will include a first mortgage, corporate guarantee of the Company, and security interests in other assets of the Company.  The closing and funding of the loan is expected to occur after various court challenges to NMHI’s Class A and B racing licenses are resolved.

During the three months ended March 31, 2004, the Company purchased player tracking and slot accounting software from IGT for $1,142,000.  The Company has had discussions with IGT regarding the financing of this purchase; however, at this time, the Company and IGT have not formalized an agreement.  Accordingly, this amount is included in accounts payable. The Company anticipates that IGT will provide the Company with debt financing over 4 years at an interest rate of approximately 7%.  The Company also intends to purchase additional software which will allow the Company to offer bonuses to its customers once this software is approved by Colorado Division of Gaming.  This additional software would also be financed by IGT.

NOTE 16 – SUBSEQUENT EVENTS

On April 4, 2005, the Company announced that an investor had determined not to proceed with a previously-announced proposed private placement of the Company’s securities.  The Company had entered into a term sheet with the investor under which a group of investors would have purchased up to $50 million of common stock, subject to customary contingencies stated in the term sheet and described on the Company’s Current Report on Form 8-K issued January 28, 2005.

On April 15, 2005, the Company renewed a revolving line of credit under which it may borrow up to $450,000.  Under the renewed line of credit the Company may borrow up to $450,000 at an initial annual interest rate of 6.75%.  This line of credit is due May 5, 2006.  Pending renewal of this line of credit, which initially expired January 19, 2005, the Company had entered into a short term promissory note with the lender on January 19, 2005 that was due April 15, 2005 and carried an initial annual interest rate of 6.25%.

On May 1, 2005, the company renewed its collateral agreement and promissory note to collateralize a $500,000 bond related to the development of North Metro Harness Initiative, LLC.  The promissory note is due June 1, 2006 with an initial interest rate of 6.75%.  At May 13, 2005 the note had not been drawn.  The note is personally guaranteed by four stockholders of the Company.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, the “Company”, “we”, “our” and “us”) for the three months ended March 31, 2005 and 2004.

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

We continually evaluate other management, consulting, development and acquisition opportunities related to gaming that have the potential to generate new revenue streams for us.  In January 2005, North Metro Harness Initiative, LLC, which is 50% owned by Southwest Casino and Hotel Corp., was granted Class A and Class B licenses that will enable us to operate a harness race track and a 50 table card room in Columbus Township, Anoka County, Minnesota.  A local citizens group and a group representing the owners of horses that race at Minnesota’s other Class A licensed racetrack have two lawsuits pending against the Minnesota Racing Commission in attempts to revoke our licenses.  We believe that these attempts to revoke our license will be unsuccessful, but it has delayed construction until this matter is resolved.  At this time, we can not predict when the litigation will be resolved.

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

Casino Operations:

Gold Rush/ Gold Digger’s Casino

Uncle Sam’s Casino

Casino Management:

Lucky Star – Concho

Lucky Star – Clinton

Casino operations:

Gold Rush/Gold Digger’s Casino Results

First Quarter	2005	2004	Percentage Increase (Decrease)

Casino revenues	$3,333,104	$3,462,843	(3.7)%
Total revenues	3,460,279	3,571,834	(3.1)%
Income from operations	174,104	306,455	(43.2)%
Operating margin	5.0%	8.6%

Gold Rush/Gold Digger’s recorded lower revenues in the first quarter of 2005 than in the first quarter of 2004 as a result of increased competition in town — more than 600 slot machines were added to the market in 2004 — and bad weather on key weekends in the first quarter of this year.  Because Cripple Creek, Colorado sits high in the Rocky Mountains and draws the majority of its business from cities and towns at lower elevations, weekend snow storms discourage many patrons from driving the mountain pass to our casinos, which has a significant impact on our operating results.  In contrast to the snowy weekend weather of 2005, in the first quarter of 2004 we enjoyed an unusually mild winter that contributed to increased revenues for 2004.  We kept 2005 operating expenses in line with 2004 operating expenses despite increases in costs associated with our new player tracking and slot accounting system, which has not been approved by the Colorado Division of Gaming and, therefore, requires additional manpower to meet reporting requirements.  We are currently testing the new system. Once the system is fully operational, we anticipate that we will have a competitive advantage in the market and will be able to stabilize accounting and reporting costs.

Uncle Sam’s Casino

First Quarter	2005	2004	Percentage Increase (Decrease)

Casino revenues	$230,252	$349,564	(34.1)%
Total revenues	230,861	350,221	(34.0)%
Income from operations	(190,471)	(100,479)	89%
Operating margin	(82.5)%	(28.7)%

Uncle Sam’s Casino is a facility with only 67 slot machines that serves primarily the local residents market in Cripple Creek.  The local resident market is the most vulnerable to increased competition. The increase of over 600 slot machines in Cripple Creek during 2004 and the opening of a new casino that also caters to the local residents market in July 2004 has substantially impacted the casino revenues at this facility.  In addition, a casino adjacent to our location began construction on an expansion next door that has made it more difficult for patrons to frequent our facility.  In the second quarter, we have added poker on the second floor of our facility, but it is too early to predict the impact on revenues.

Casino Management:

Lucky Star Concho

Management fees from Lucky Star Concho were $583,429 in the first three months of 2005 and $828,362 in the first three months of 2004, a decrease of 29.6%.  The decrease in management fees is the direct result of the decrease in our management fee percentage that took effect in connection with the extension of our management agreement in May, 2004.  Actual operating revenue for this facility in the first quarter of 2005 have exceeded the results for the first quarter of 2004, which has partially offset the decrease in our management fee percentage.

In April 2005, the Tribes’ compact with the state of Oklahoma was approved and, as a result, we are currently negotiating with the Tribes for a Class III license that will allow the facility to offer additional types of electronic games.  In April 2005, we began playing player banked card games allowed under the compact.  We anticipate that we will begin to realize the benefits of these expanded gaming opportunities in the second quarter of 2005. The advantage from expanded gaming at the Lucky Star facilities will be at least partially offset by competition from Remington Park, a racetrack in Oklahoma City, that will also be allowed to offer the same type of gaming machines as the tribal locations, but they will not be allowed player banked card games and their hours of operations will be limited whereas we will continue to operate 24 hours a day/7 days a week.

Lucky Star Clinton

Management fees from Lucky Star Clinton were $441,029 in the first three months of 2005 and $462,228 in the first three months of 2004, a decrease of 4.6%.  The decrease in management fees is the direct result of the decrease in our management fee percentage which took effect in connection with the extension of our management agreement in May, 2004.  The actual operating results for the facility in the first quarter exceeded the results for the first quarter of 2004 by a margin that almost completely offset the decrease in management fee percentage.  In April 2005, the

Tribes’ compact with the state of Oklahoma was approved and as a result, we are currently negotiating with the Tribes for a Class III license which will allow the facility to offer additional electronic games.  We anticipate that Lucky Star Clinton will begin to realize the benefits of this expanding gaming once we secure a Class III license from the Tribes. We anticipate that additional competition will come into this market area within the next nine months.

We are also currently discussing with the Tribes the possibilities of expanding both the Concho and Clinton facilities, which would have a significant impact on revenues for 2006.

Project Development Costs:

In February 2004, an option to purchase the Gold Rush real estate was negotiated with the lessor.  This option was for a term of one year expiring on February 28, 2005, during which time, the Company could purchase the lessor’s interest in the property.  As consideration for this option, the Company dismissed certain claims against the lessor and other costs incurred in connection with a dispute regarding provisions of the lease.  These costs amounted to $249,778.  In addition, during the first three months of 2005, NMHI incurred $68,871 of project development costs.  In the first quarter of 2005 these costs have been charged to expense as project development expense because the Company did not exercise its option to purchase the Gold Rush real estate.  During the first three months of 2004, $90,900 in project costs were incurred in connection with the development of the race track and card room in Minnesota, and $259,894 in project costs were incurred in the pursuit of a riverboat gaming opportunity in Missouri.

Other Factors Affecting Net Income:

First Quarter	2005	2004	Percentage Increase (Decrease)
(Income) Expense
Southwest Entertainment	$(23,175)	$(21,067)	10%
Corporate Expenses	691,406	637,789	8.4%
Interest Expense (net)	(283,523)	(264,228)	7.3%
Other (income) Loss	693	(54,485)	N/M
Effective Tax Rate	0%	0%	N/M
Minority Interests	34,435	—	N/M
Discontinued Operations, Net of Income Taxes	0	(160,191)

N/M = Not Material

Southwest Entertainment, Inc. is a wholly owned subsidiary of Southwest Casino and Hotel Corp. that conducts concerts at the Gold Rush Palladium, a 1,200 seat outdoor amphitheater adjacent to the Gold Rush Casino.  We conduct musical events for the purpose of attracting people to Cripple Creek and our casino properties.  During the first three months of the year we do not host any concerts so the increase in expenses is due to increased expenses to maintain the facility and equipment.

Corporate expenses increased 8.4% primarily from an increase in advisory fees, licensing fees and increased rent expense over the same period for the prior year. The advisory fees of $30,000 were incurred in connection with a contract entered into in July, 2004.  The additional licensing fees of $18,000 were incurred in connection with filings with the Colorado Division of Gaming and the National Indian Gaming Commission for a potential additional member of our board of directors.  We also signed a lease for office space in 2004 which increased our rent expense by $14,000 for the first quarter of 2005.

Interest Expense increased 7.3% as a result of additional financing incurred in connection with the player tracking system in Colorado and financing to support project development expenses in connection with the race track and card room in Minnesota.

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

Our cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months.  However, we will need additional equity and debt financing to fund the development of the racetrack and card room in Minnesota, and to pay for the player tracking and slot accounting system installed in Colorado.

We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria. If we complete a material acquisition or investment, our operating results and financial condition could change significantly in future periods.

Net cash provided by operating activities during the first three months of 2005 was $577,614 compared to $368,317 during the first three months of 2004, an increase of $209,297. The increase between periods is due primarily to a decrease in prepaid expenses of $333,592 in the first quarter of 2005 and an increase of prepaid expenses in the first quarter of 2004 of $172,392 offset by increase in accounts payable in first quarter of 2004 of $175,201 and a decrease in accounts payable in the first quarter of 2005 of $86,509.

Net cash used in investing activities for the first three months of 2005 was $124,227 compared to net cash used in investing activities of $229,149 during the first three months of 2004, a decrease of $104,922.  The decrease in use of cash between the years was primarily due to the purchase of the player tracking system by the Gold Rush in 2004.

Net cash provided by financing activities for the three months ended March 31, 2005 was $318,827 compared to net cash used in financing activities for the three months ended March 31, 2004 of $150,029, an increase of $168,798.  The increase in net cash provided by financing activities was due primarily to proceeds received from an outside investor in NMHI of $616,324 offset by a decrease in short term borrowings of $136,542 in the first three months of 2005 and an increase in short term borrowings of $200,000 and proceeds received from a Note Payable of $298,299 in the first three months of 2004.

Line of Credit.  We renewed our $450,000 line of credit on April 15, 2005 until May 5, 2006 with a variable interest rate (currently 6.35%). At March 31, 2005, $446,292 had been drawn on the line of credit.  The note is secured by the assets of Southwest Casino and Hotel Corp. including management fees from our management contract in Oklahoma.

Promissory Note.  We have entered into a collateral agreement and promissory note to collateralize a $500,000 bond related to the development of North Metro Harness Initiative, LLC.  The promissory note was renewed on May 1, 2005 and is due on June 1, 2006, with a variable interest rate (currently 6.75%).  At March 31, 2005, the note had not been drawn.  The note is personally guaranteed by four of our stockholders.

Effects of Current Economic and Political Conditions:

Competitive Pressures:

Many casino operators are either entering or expanding in our markets — Colorado and Oklahoma — thereby increasing competition. As companies have completed new or expanded projects, supply has sometimes grown at a faster pace than demand, and competition has increased significantly. Furthermore, several operators, including

Southwest, have plans for additional developments or expansions.

Although, the short-term effect on Southwest Casino of such competitive developments generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We believe that the geographic diversity of our operations, our service training, our rewards and customer loyalty programs, and our continuing efforts to improve our facilities will insure continued customer loyalty and will enable us to face the competitive challenges present within our industry.

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

Significant Accounting Policies and Estimates:

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States.  Certain of our accounting policies, including, but not limited to, the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  We cannot assure you that our actual results will not differ from our estimates.  For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis or Plan of Operation and Notes to Consolidated Financial Statements presented in the 2004 Financial Statements included in our Annual Report on Form 10-KSB.

Forward-Looking Statements:

This Quarterly Report on Form 10-QSB contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements often contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations of those words or comparable terminology.  In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results.  We have based these forward-looking statements on our current expectations and projections about future events.

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

•      the effects of environmental and structural building conditions relating to our properties; and

•      acts of war or terrorist incidents.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any further disclosures we make on related subjects in any annual, quarterly and current reports that we file with or furnish to the Securities and Exchange Commission.

Risk Factors

In reviewing this quarterly report on Form 10-QSB, you should carefully consider the matters concerning Southwest Casino Corporation described under the heading “Risk Factors” in the annual report on Form 10-KSB filed by the Corporation on March 31, 2005, which are incorporated in this document by reference.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005.   Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Items 3 and 9 of our Annual Report on Form 10-KSB, filed March 31, 2005, for a description of Southwest’s pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal 2005, we did not issue any equity securities without registration under the Securities Act of 1933, except as described below:

On February 14, 2004, we issued 22,728 shares of common stock to the holders of an outstanding Southwest Casino and Hotel Corp. Series A convertible debenture who, under the terms of our redemption offer, elected to convert the principal amount of their debenture to common stock at a conversion price of $1.10 per share of common stock.

On March 25, 2005, we issued 125,000 shares of common stock upon to an unrelated third party who has provided services in connection with the North Metro Harness Initiative racetrack project upon exercise of an outstanding warrant to purchase those shares at a price of $0.12 per share.

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

Item 6.  Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

10.1         Promissory Note, dated October 12, 2004, by Southwest Casino and Hotel Corp. to Associated Bank Minnesota, N.A.

10.2         Promissory Note, dated January 19, 2005, by Southwest Casino and Hotel Corp. to Associated Bank Minnesota, N.A.

10.3         Promissory Note, dated April 15, 2005, by Southwest Casino and Hotel Corp. to Associated Bank Minnesota, N.A.

10.4         Promissory Noted, dated May 1, 2005, by North Metro Harness Initiative, LLC and Southwest Casino and Hotel Corp. to Associated Bank Minnesota, N.A.

31.1         Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14.

31.2         Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2005	SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer and Secretary
(principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Financial Officer
(principal financial and accounting officer)