Form 10QSB
period 2005-06-30
SOUTHWEST CASINO CORP
filed 2005-08-15
CIK 1170848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  19,588,656

Transitional Small Business Disclosure Format (check one):    Yes  ☐      No  ☒

SOUTHWEST CASINO CORPORATION

FORM 10-QSB

JUNE 30, 2005

In this Form 10-QSB, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOUTHWEST CASINO CORPORATION

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheets (Unaudited)

June 30, 2005

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,307,567
Cash – Restricted	152,606
Accounts Receivable	111,289
Management Fees Receivable	506,439
Inventories	139,901
Prepaid Expenses	665,743
Total Current Assets	$2,883,545

PROPERTY AND EQUIPMENT
Real Estate Options	$650,257
Construction in Progress	1,274,180
Leasehold Improvements	15,671,888
Furniture and Equipment	6,510,346
Accumulated Depreciation	(8,733,051)
Net Property and Equipment	$15,373,620

OTHER ASSETS
Intangible Assets	$1,378,506
Deposits	110,900
Deferred Tax Asset	842,000
Total Other Assets	$2,331,406

TOTAL ASSETS	$20,588,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,944,185
Accrued Expenses	633,678
Accrued Liabilities - Related Parties	606,967
Notes Payable	662,523
Current Portion of Long-Term Liabilities	774,352
Convertible Subordinated Series A Debentures	75,000
Accrued Interest Payable	76,312
Total Current Liabilities	$5,773,017

LONG-TERM LIABILITIES NET OF CURRENT PORTION	$8,640,034

MINORITY INTEREST IN SUBSIDIARY	$854,442

STOCKHOLDERS’ EQUITY
Common Stock, $.001 Par Value, 50,000,000 Shares Authorized, 19,588,656 Shares Issued and Outstanding	$19,588
Additional Paid-in Capital - Warrants	29,750
Additional Paid-in Capital	16,805,123
Accumulated Deficit	(11,533,383)
Total Stockholders’ Equity	$5,321,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,588,571

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

		Restated		Restated
	The Six Months	The Six Months	The Three Months	The Three Months
	Ended	Ended	Ended	Ended
	June 30,2005	June 30,2004	June30,2005	June 30,2004

REVENUES
Casino	$7,397,990	$7,869,427	$3,834,634	$4,057,020
Food & Beverage/Hotel	201,529	192,205	107,408	109,275
Management and Consulting	2,212,905	2,378,765	1,188,447	1,088,175
Entertainment	6,685	18,383	6,685	18,383
Other	77,658	45,044	43,995	18,326
Total Revenue	9,896,767	10,503,824	5,181,169	5,291,179

EXPENSES
Casino	$6,177,943	$5,860,145	$3,060,644	$3,025,006
Food & Beverage/Hotel	277,039	760,482	137,161	385,575
Corporate Expense	1,397,864	1,397,092	706,458	759,303
Project Development Costs	515,545	569,479	196,896	218,685
Entertainment	52,599	40,810	41,726	31,936
Depreciation and Amortization	1,191,016	1,032,359	595,877	511,175
Total Expenses	9,612,006	9,660,367	4,738,762	4,931,680

Income from Operations	$284,761	$843,457	$442,407	$359,499

OTHER INCOME (EXPENSE)
Interest Income	$4,061	$7,792	$1,316	$786
Interest Expense	(522,678)	(538,084)	(236,410)	(266,850)
Loss on Disposition of Property and Equipment	(1,015)	(4,917)	(860)	(4,917)
Income from Debt Forgiveness	—	9,219	—	9,219
Total Other Income (Expense)	(519,632)	(525,990)	(235,954)	(261,762)

Income (Loss) from Continuing Operations Before Income Taxes	(234,871)	317,467	206,453	97,737

Income Tax Benefit (Expense)	—	(133,000)	—	(90,400)
Minority Interest in Income of Consolidated Subsidiary	127,884	10,000	93,448	10,000
Equity in Earning of Unconsolidated Subsidiary		(449,585)		(449,585)
Income (Loss) from Continuing Operations	(106,987)	(255,118)	299,901	(432,248)

DISCONTINUED OPERATIONS
Loss from Discontinued Operations	$—	$(256,582)	$—	$(8,391)
Income Tax Benefit	—	42,600	—	—
Total Discontinued Operations	—	(213,982)	—	(8,391)

NET INCOME (LOSS)	$(106,987)	$(469,100)	$299,901	$(440,639)

Earnings per common share and common equivalent share,
Basic:
Income (Loss) from continuing operations	(0.01)	(0.07)	0.02	(0.12)
Discontinued operations	—	(0.06)	—	(0.00)
Net Income	$(0.01)	$(0.13)	$0.02	$(0.12)

Common Equivalent Shares Outstanding	19,449,641	3,722,224	19,513,656	3,722,224

Earnings per common share and common equivalent share, Fully-diluted:
Income (Loss) from continuing operations	(0.01)	(0.07)	0.01	(0.12)
Extraordinary item	—	(0.06)	—	—
Net Income	$(0.01)	$(0.13)	$0.01	$(0.12)

Common Equivalent Shares Outstanding	19,449,641	3,722,224	22,039,489	3,722,224

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

		Restated
	The Six Months	The Six Months
	Ended	Ended
	June 30,2005	June 30,2004

Cash Flows from Operating Activities:
Net Loss	$(106,987)	$(469,100)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used In) Operating Activities:
Minority Interest	(127,884)	(10,000)
Depreciation and Amortization	1,161,252	1,066,681
Equity (Loss) on Unconsolidated Subsidiary	—	539,985
(Gain) Loss on Disposition of Property and Equipment	348	4,917
Common Stock Issued for Non-Cash Compensation	10,875	—

Change in Current Assets and Liabilities
Write off of Real Estate Option cost incurred in prior years	249,778	—
(Increase) Decrease in Restricted Cash	49,541	—
(Increase) Decrease in Receivables	(240,254)	61,037
(Increase) Decrease in Inventory	14,823	15,365
(Increase) Decrease in Prepaid Expenses	(25,133)	(192,093)
Increase (Decrease) in Accounts Payable	86,734	(197,063)
Increase (Decrease) in Accrued Expenses	(336,685)	162,302
Increase (Decrease) in Accrued Interest Payable	(33,463)	7,956
Net Cash Provided By Operating Activities	$702,945	$989,987

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	$—	$24,780
Purchase of Property and Equipment	(356,039)	(980,444)
Payment of Capitalized License	(194,244)	—
(Increase) Decrease in Deposits	(10,876)	—
Investments - subsidiaries and affiliates	—	(832,414)
Proceeds from principal received on long-term notes receivable	—	402,686
Proceeds from (payments to) escrow	—	9,699
Net Cash (Used In) Investing Activities	$(561,159)	$(1,375,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances (Payments) on Short-Term Notes Payable	$(220,578)	$350,000
Payment of Deferred Financing and Offering Costs	—	(79,605)
Proceeds from debenture issuance		850,000
Proceeds from Long-Term Borrowings	(370,522)	(578,457)
Proceeds from Outside Investors - Minority Interest	982,325	10,000
Proceeds from Issuance of Preferred Stock & Warrants	49,000	24,000
Payment of Subordinated Debentures	(25,000)	—
Net Cash Provided by Financing Activities	$415,225	$575,938

Net Increase (Decrease) in Cash and Cash Equivalents	557,011	190,232

CASH AND CASH EQUIVALENTS
Beginning of Year	750,556	728,290
End of Year	$1,307,567	$918,522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$495,529	$273,376
Income taxes paid	—	45,153

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in exchange for services	$10,900	$188,400
Purchase of equipment with financing	—	1,144,500
Capital Assets acquired with Accounts Payable	72,201	248,236

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

Southwest Casino and Hotel Corp.

Southwest Casino and Hotel Corp. was formed in 1992 and provides management consulting services for casinos under contractual agreements. The contractual agreements will expire in May 2007 unless extended by an additional contractual agreement.  In addition, SWC&H operates Uncle Sam’s Casino in Cripple Creek, Colorado under a 5-year lease which was extended for an additional 5 years ending in 2009.

Gold Rush I, LLC

Gold Rush I, LLC was formed during 1999 and operates the Gold Rush Hotel and Casino and Gold Digger’s Casino in Cripple Creek, Colorado under a long term capitalized lease agreement.

Southwest Entertainment. Inc.

Southwest Entertainment, Inc., located in Minneapolis, Minnesota, was formed on November 4, 1998. The company operates an outdoor amphitheatre for entertainment events in Cripple Creek, Colorado.

Southwest Casino Deadwood, LLC

Southwest Casino Deadwood, LLC, located in Deadwood, South Dakota, was formed on December 7, 1999 and began operating B.B. Cody’s Casino under lease in July 2000.  During December 2003, the Company decided to discontinue operations in Deadwood. (See Note 10.)

North Metro Harness Initiative, LLC.

North Metro Harness Initiative, LLC (a development stage Minnesota limited liability company) was formed on June 16, 2003 for the purpose of developing, owning, and operating a harness racetrack and card room north of

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

Minneapolis, Minnesota, in Anoka County.  North Metro was issued a license by the Minnesota Racing Commission on February 16, 2005.  As a result of the Minnesota Racing Commission’s decision, the Commission is being sued by a group opposed to the racetrack.  North Metro cannot move forward with its development until this matter is resolved.  North Metro’s activities are described more fully in Note 15.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six months and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

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

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

Investments

Investments in entities where the Company has more than a 20% but less than a 50% financial and voting interest are recorded on the equity method of accounting.  When the Company is a primary beneficiary of a Variable Interest Entity as defined under FASB Interpretation 46(R), or when the Company has an investment of more than 50% but less than 100%, the Company consolidates the entity and adjusts the investment by minority interest holder for the portion of the income or loss allocable to the minority owner.  See discussion of North Metro Harness Initiative, LLC in Note 15.

NOTE 3 – RESTRICTED CASH

Restricted Cash at June 30, 2005 represents a bank escrow account set up to repurchase Series A convertible subordinated debentures that were outstanding as of July 14, 2004.  See Note 7.

NOTE 4 –PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverage provided gratuitously to customers, which was approximately $549,000 and $589,000 for the six months ended June 30, 2005 and 2004, respectively, and was approximately $247,000 and $309,000 for the three months ended June 30, 2005 and 2004 respectively.

NOTE 5 – INTANGIBLE ASSETS AND CASINO MANAGEMENT AGREEMENT

	2005	2004
Intangible Assets consisted of the following at June 30:

Casino management contract rights	$977,126	$1,486,931
Minnesota Class A and B Racing License	401,380	—
Total	$1,378,506	$1,486,931

Future amortization of management contract rights are as follows:

Twelve Months Ended June 30,

2006	$509,805
2007	$467,321

The Company entered into an agreement with the Cheyenne and Arapaho Tribes of Oklahoma (CATO) for management of its casinos located in Oklahoma that was to expire on May 19, 2004. In exchange for extending the contract through May 19, 2007, the Company has transferred title to a tract of land to CATO.  The exchange took place in 2003.  Since the asset transfer is related to the extension agreement for management services, the cost of the land is being amortized over the term of the agreement.

The Company earned management revenues related to the agreement with CATO of $2,212,905 and $2,378,765 for the six months ended June 30, 2005 and 2004, respectively.  The Company earned management revenues related to the agreement with CATO of $1,188,447 and $1,088,175 for the three months ended June 30, 2005 and 2004, respectively.

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

The Company has also expended funds to acquire a Class A and a Class B License from the Minnesota Racing Commission.  Although this license is renewed on an annual basis, the costs of obtaining the initial license are considered to have an indefinite useful life because it is expected to generate cash flows indefinitely.

NOTE 6 – NOTES PAYABLE

The Company may borrow up to $450,000 under a revolving line of credit.  Interest is payable at a variable rate (7.25% as of June 30, 2005). The line is due May 5, 2006, and is collateralized by substantially all assets.  At June 30, 2005, the line had a balance of $446,292 with $3,708 available to draw.  The line of credit is included in notes payable on the accompanying balance sheet.

The Company has entered into a collateral agreement and promissory note to collateralize a $500,000 bond related to the development of North Metro Harness Initiative, LLC. The promissory note is due on June 1, 2006, with a variable interest ratio (7.25% as of June 30, 2005). At June 30, 2005 the note had not been drawn. The note is personally guaranteed by the Directors and a stockholder of the Company.

On October 12, 2004, the Company borrowed $500,000 amortized over one year at $42,934 per month, at a variable rate (7.25% as of June 30, 2005) and personally guaranteed by the Directors of the Company.  The last payment is due October 31, 2005.  The balance of the loan was $171,231 as of June 30, 2005.

On June 24, 2005, the Company borrowed $45,000 with an interest rate of 7% due October 12, 2005.  The note is personally guaranteed by the Directors of the Company.

NOTE 7 – SUBORDINATED DEBENTURES

During 1993, the Company sold $8,250,000 of Series A convertible subordinated debentures paying interest at a rate of 9.25% per year and due and payable on July 15, 1998.  On July 8, 2004, the Company offered to redeem all remaining outstanding Series A debentures, in the principal amount of $362,500, which were then in default, in exchange for payment of all principal plus interest accrued through July 14, 2004, or conversion of the principal to common stock plus payment of accrued interest through July 14, 2004.  The Company has paid all amounts necessary to redeem the remaining Series A convertible subordinated debentures in accordance with this offer into an escrow account established for this purpose.  On February 14, 2005, a debenture holder converted his $25,000 debenture into 22,728 shares of common stock. Therefore, as of June 30, 2005, Series A convertible subordinated debentures in the principal amount of $75,000 remained outstanding with accrued interest payable of $76,312.  In accordance with the July 8, 2004 redemption offer, we are no longer accruing interest on the outstanding Series A debentures.

NOTE 8 – PRIOR PERIOD ADJUSTMENT

The statements of operations and cash flows for the six months ended June 30, 2004 have been restated for correction of an error in the recording of capital leases. The adjustments for the three months ended June 30, 2004 results in a reduction of net income of $7,973 and $15,947 for the six months ended June 30, 2004 from amounts previously reported.

NOTE 9 – STOCK OPTIONS AND WARRANTS

On March 25, 2005, the Company issued 125,000 shares of common stock to a consultant to the racetrack development who exercised a warrant to purchase those shares at a price of $0.12 per share.

On May 2, 2005, the Company issued 75,000 shares of common stock to a consultant to the racetrack development who exercised a warrant to purchase those shares at a price of $0.12 per share.

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

NOTE 10 –DISCONTINUED OPERATIONS AND IMPAIRMENT

During 2003, as a result of continued losses from operations, the Company decided to discontinue the operation of its casino in Deadwood, South Dakota. As a result, during 2004, the Company sold or abandoned certain assets and transferred the remaining assets to other casino operations. As of December 31, 2003, the value of the assets sold was recorded as assets held for sale on the accompanying balance sheet. For the year ended December 31, 2003, the Company recorded a loss of $282,550 for the difference between the net book value of the assets sold or abandoned and the net proceeds received subsequent to December 31, 2003. During the three months ended June 30, 2004, the Company incurred an additional loss on disposal of assets of approximately $500 related to this discontinued operation.

Revenues from the Deadwood Casino totaled approximately $262,678, for the six months ended June 30, 2004.

In connection with the discontinued operation, during the three months ended March 31, 2004, the Company incurred termination and severance costs.  The total amount expected to be incurred is approximately $73,500, which was recorded as an expense of the discontinued operation in the accompanying statement of operations.  The liability related to the termination and severance benefits is as follows:

Liability Balance, December 31, 2003	$—

Six Months Ended June 30, 2004:
Costs Charged to Expense	73,500
Costs Paid	73,500

Liability Balance, March 31, 2004	$—

The company paid all termination benefits by June 30, 2004.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $352,650 and $279,428 as of June 30, 2005 and 2004, respectively.

In connection with the Company’s investment in Southwest Missouri Gaming, LLC, the Company signed a one-year promissory note agreeing to pay to Prime Inc., the other member of Southwest Missouri Gaming, $367,000 plus interest at a variable rate equal to prime plus 2 percent for its share of expenses in connection with Southwest Missouri Gaming’s unsuccessful efforts to develop a riverboat casino in Rockaway Beach, Missouri.  Under the note, the Company agreed to pay $5,000 per month, a principal payment of $100,000 on July 1, 2005, and the balance of the note on December 31, 2005.  The Company made the $100,000 principal payment on June 8, 2005.  The note is secured by slot machines owned by Gold Rush I, LLC.  The balance of the note as of June 30, 2005 is $254,307 and the interest rate as of June 30, 2005 is 8%.

During the six months ended June 30, 2005 and 2004, the Company paid Berc & Fox Limited $788 and $5,887 for tax and accounting services, respectively.  Thomas Fox is a shareholder and officer in Berc & Fox Limited.

During the six months ended June 30, 2005, the Company paid Jennifer Sparlin Druck $1,000 for entertainment services at the Gold Rush Palladium.  Ms. Druck is the wife of James Druck, an officer of the Company.

NOTE 12 – PROJECT DEVELOPMENT COSTS

In February 2004, an option to purchase the Gold Rush real estate was negotiated with the lessor.  This option was for a term of one year that expired on February 28, 2005, during which time, the Company could purchase the

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

lessor’s interest in the property.  As consideration for this option, the Company dismissed certain claims against the lessor and other costs incurred in connection with a dispute regarding provisions of the lease.  These costs amounted to $249,778.  In 2005, these costs were written off as project development expense because the Company did not exercise its option to purchase the Gold Rush real estate.

Project costs incurred in connection with the development of the racetrack and card room in Minnesota were $255,767 and $207,605 for the six months ended June 30, 2005 and 2004, respectively, and were $186,896 and $116,705 for the three months ended June 30, 2005 and 2004, respectively.

In addition, during the six months and three months ended June 30, 2004, project costs of $811,459 and $551,565, respectively, were incurred in the pursuit of a riverboat gaming opportunity in Rockaway Beach, Missouri.

NOTE 13 – SEGMENT INFORMATION

Segmented information related to the three months ended June 30, 2005 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (1)	Total

Revenues	$3,992,722	$1,188,447	$—	$—	$5,181,169
Segmented profit (loss) before income taxes	71,576	321,773	(186,896)	93,448	299,901
Segmented assets	15,080,286	2,588,114	2,920,171	—	20,588,571

Segmented information related to the three months ended June 30, 2004 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (1)	Total

Revenues	$4,203,004	$1,088,175	$—	$—	$5,291,179
Segmented profit (loss) before income taxes	281,053	35,369	(668,270)	10,000	(341,848)
Segmented assets	16,484,505	4,695,093	2,055,166	—	23,234,764

Segmented information related to the six months ended June 30, 2005 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (1)	Total

Revenues	$7,683,862	$2,212,905	$—	$—	$9,896,767
Segmented profit (loss) before income taxes	(233,668)	254,565	(255,767)	127,884	(106,987)
Segmented assets	15,080,286	2,588,114	2,920,171	—	20,588,571

Segment information related to the six months ended June 30, 2004 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (1)	Total

Revenues	$8,125,059	$2,378,765	$—	$—	10,503,824
Segmented profit (loss) before income taxes	924,834	(37,888)	(1,009,064)	10,000	(112,118)
Segmented assets	16,484,505	4,695,093	2,055,166	—	23,234,764

(1)          Reconciling item is loss in subsidiary allocated to minority interest.

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

NOTE 14 – EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the three months ended June 30, 2005.

		Weighted
		Average
	Net Earnings	Equity	Earnings
	(Numerator)	(Denominator)	Per Share

Basic Earnings per Share	$299,901	$19,513,656	$.02

Effect of Dilutive Securities:
Outstanding Options and Warrants	—	2,525,833

	$299,901	$22,039,489	$.01

The Company had a net loss for the six months ended June 30, 2005 and 2004 and the three months ended June 30, 2004; therefore, a calculation of earnings per share on a fully diluted basis would be anti-dilutive.

NOTE 15 – CONSOLIDATED VARIABLE INTEREST ENTITY

The Company formed North Metro Harness Initiative, LLC on June 16, 2003 and was the sole member of North Metro until June 8, 2004.  On June 8, 2004, the Company sold a 50 percent membership interest in North Metro to MTR-Harness, Inc. (“MTR-Harness”).  Under the terms of the North Metro Member Control Agreement: MTR-Harness contributed $10,000 to North Metro and a made a conditional commitment to provide an additional $7,490,000 if North Metro received the racing licenses from the Minnesota Racing Commission required for development of the North Metro facility; the Company agreed to contribute $1 million for pre-licensing costs to North Metro and an additional $1,500,000 after North Metro received its racing licenses; and the Company and MTR-Harness divided voting rights and decision-making power over North Metro equally, 50 percent each.

The Company evaluated whether North Metro should be treated as a variable interest entity (“VIE”) subject to consolidation during the applicable reporting period under FIN 46(R).  The Company determined that North Metro should be treated as a VIE for the following reason:

The Company lacked the ability through voting or similar rights to make decisions regarding North Metro’s activities because the Company’s voting rights were not proportionate to the Company’s obligation to absorb expected losses of the entity during the second quarter and the first six months of 2005.  As of June 30, 2005, the Company had provided approximately 68 percent of North Metro’s financial support, but held only 50 percent of the North Metro voting power.  Because the Company would absorb financial losses of North Metro that were disproportionate to its 50 percent decision making power, we determined that North Metro is a VIE subject to consolidation.

North Metro has received a letter of commitment for debt financing for approximately 79% of the expected total project cost of the race track and card room, with the remaining 21% to be provided in the form of equity by North Metro.  Terms of the commitment include a $33,000,000 loan amortized over 10 years with interest at a variable rate (1.74% above prime rate) and a 7% interest rate floor, and a $4,250,000 loan amortized over 5 years with interest at a fixed rate of 20%.  In addition, 50% of net available cash flow (after scheduled debt service and income taxes) will be required to be held in an account to redeem the debt.  Redemption under this provision occurs when the account equals the principal amount of the loan outstanding.  Security for the loan will include a first mortgage, corporate guarantee of the Company, and security interests in other assets of the Company.  The closing and funding of the loan are expected to occur after various court challenges to North Metro’s Class A and B racing licenses are resolved.

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

The Company, through North Metro, has entered into an agreement for the development of the land, building and related property to operate a racetrack and card room.  Fees related to the agreement total 3% of the project cost not to exceed $750,000, which is defined as the total development cost less the cost to purchase the land.  The agreement began on May 1, 2003, and continues until the completion of the project, unless earlier terminated.  Fees are payable at a rate of $6,000 per month, plus applicable out of pocket expenses, beginning on May 1, 2003.  Upon the start of construction, two thirds of the expected fee (less previous monthly payments) is due.  If the agreement is terminated prior to the completion of the project, any unpaid fees are determined based on the completed status of the project at the time of termination, as defined in the agreement.

The Company, through North Metro, has entered into consulting agreements with non-related parties to monitor legislation and perform lobbying activities, and other public relations and development activities related to establishing and developing the race track and card room.  The agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement.  The Company has monthly obligations related to these agreements of approximately $20,000 per month for the first six months of 2005.  This monthly obligation is reduced to $12,000 each month for the balance of 2005.

The Company has included the following assets of North Metro in its consolidated financial statements for the periods ended:

June 30, 2005
Cash and Cash Equivalents	$282,684
Accounts Receivable	1,587
Prepaid Expenses	310,083
Real Estate Options	650,257
Construction in progress	1,274,180
Capitalized Licenses	401,380

Total Assets	$2,920,171

NOTE 16 – SUBSEQUENT EVENTS

At the Company’s annual meeting of shareholders on July 14, 2005, the shareholders of the Company approved two amendments to the Company’s Articles of Incorporation regarding capitalization of the Company.  The shareholders approved an amendment to the Articles of Incorporation to authorize the issuance of up to 30 million shares of preferred stock with rights and preferences to be determined by the Board of Directors of the Company without the need for further shareholder approval.  The shareholders also approved an amendment to the Articles of Incorporation to increase the authorized number of shares of the Company’s common stock from 50 million shares to 75 million shares.

In July 2005, North Metro Harness Initiative, LLC, in which Southwest owns a 50 percent membership interest, exercised two options to purchase approximately 178 acres of real property in Anoka County, Minnesota intended for the development of North Metro’s harness racetrack and card room.  Under the option agreements, North Metro is now obligated to close the purchase of these properties within 90 days.  The total purchase price for the two properties is approximately $9.2 million less the amount of option payments made prior to exercise.  North Metro’s decision to exercise these options means that Southwest will need to complete its previously committed capital contributions to North Metro in the amount of $1.5 million prior to closing the purchase of these properties.  In addition, it is likely that Southwest will need to make an additional capital contribution of approximately $1 million to fund the purchase of the real property and North Metro’s ongoing operations.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest”, the “Company”, “we”, “our” and “us”) for the six months and three months ended June 30, 2005 and 2004.

Summary of Consolidated Operating Results:

For the quarter ended June 30, 2005, Southwest had net earnings of $299,901 on revenues of $5,181,169 as compared to a net loss of $440,639 on revenues of $5,291,179 for the same period of 2004.  This amounts to earnings of $0.02 per outstanding share ($0.01 per share on a fully-diluted basis) for the second quarter of 2005 as compared to a loss of $0.12 per outstanding share in the second quarter of 2004.

For the six months ended June 30, 2005, Southwest had a net loss of $106,987 on revenues of $9,896,767 as compared to a net loss of $469,100 on revenues of $10,503,824 for the same period of 2004.  This amounts to loss of $0.01 per outstanding share for the six months ended June 30, 2005 as compared to a loss of $0.13 per outstanding share in the first six months of 2004.

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

Project Development Costs:

North Metro Harness Initiative, LLC - In December 2003, we filed a license application with the Minnesota Racing Commission.  This license application was amended to add a subsidiary of MTR Gaming Group, Inc. as our 50% partner. MTR Harness Inc. of Minnesota has committed to contribute $7,500,000 upon the approval of the license.  As of June 30, 2005, MTR has contributed $1,090,000.  On January 19, 2005, the Minnesota Racing Commission approved North Metro’s racing licenses, which will enable us to develop and operate a harness race track and a 50-table card room in Columbus Township, Anoka County, Minnesota.  A local citizens group has filed two lawsuits against the Minnesota Racing Commission in an attempt to get our licenses revoked.  The Ramsey County, Minnesota, District Court granted the Minnesota Racing Commission’s motion for summary judgment and dismissed the first lawsuit on June 23, 2005.  Representatives of the citizens group stated in published reports at the time of dismissal that they intended to appeal the decision.  No appeal has been filed as of the date of this report.  The second lawsuit remains pending in the Minnesota Court of Appeals.  We believe that these attempts to overturn North Metro’s racing licenses will be unsuccessful.  However, the ongoing litigation has delayed construction until the lawsuits are resolved.  At this time, we cannot predict when that will occur

For the six months ended June 30, 2005 and 2004, we have expensed $127,884 and $197,605 respectively, net of loss allocated to minority interest, related to the North Metro project. For the three months ended June 30, 2005 and 2004, we have expensed $93,448 and $106,705 respectively, net of loss allocated to minority interest. In addition, we have capitalized $2,325,817 in real estate options, construction in progress, and license costs as of June 30, 2005.

Other Project Development Costs:  In the six months ended June 30, 2005, the Company’s option to acquire the real estate currently leased by Gold Rush I, LLC expired which resulted in a write-off of capitalized costs of $249,778.

During 2003 and 2004, the Company pursued a change in the Missouri constitution that would have enabled us to apply for a riverboat gaming license on the White River at Rockaway Beach.  This initiative was defeated in a statewide primary election held in August 2004.  During the six months and three months ended June 30, 2004, the company expensed $811,459 and $551,565, including equity investment losses.

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

Casino Operations:

  Gold Rush/ Gold Diggers Casino

  Uncle Sam’s Casino

Casino Management:

  Lucky Star – Concho

  Lucky Star – Clinton

Casino operations:

Gold Rush/Gold Digger’s Casino Results

Second Quarter	2005	2004	Percentage Increase (Decrease)

Casino revenues	$3,593,365	$3,708,972	(3.1)%
Total revenues	3,740,333	3,835,085	(2.5)%
EBITDA	954,306	877,266	8.8%
EBTDA margin	25.5%	22.8%

Second Quarter – We were able to improve operating results in the 2nd quarter of 2005 by improving utilization of employees and controlling costs despite lower revenues. The Cripple Creek market is still absorbing the additional 600 slot machines added to the market in 2004, but the increase of 8.8% in EBITDA over last year and 62% over first quarter of 2005 is encouraging.  While the second quarter is traditionally better than first quarter, in 2004 2nd quarter was only 19% higher than 1st quarter 2004.  We believe that beginning in the third quarter of 2005 we will realize an increase in revenues quarter over prior year quarter as well as continued improvement in EBITDA.

First Six Months	2005	2004	Percentage Increase (Decrease)

Casino revenues	$6,926,469	$7,171,815	(3.4)%
Total revenues	7,200,612	7,406,919	(2,8)%
EBITDA	1,542,055	1,616,952	(4.6)%
EBITDA margin	21.4%	21.8%

First Six Months – As a result of focusing on improved controls over operating expenses, the EBITDA margins are lower by only .4% as compared to the first six months of 2004 despite lower revenues in 2005.  The lower revenues result from increased competition in town — over 600 slot machines were added to the market in 2004 — and bad weather on key weekends in the first quarter this year.  In 2004, we enjoyed an unusually mild winter, which contributed to increased revenues for 2004.  We have been able to reduce 2005 operating expenses despite increases in costs associated with our new player tracking and slot accounting system that has not yet been approved by the Colorado Division of Gaming and, therefore, requires additional manpower to meet reporting requirements.  We are currently in testing on the new system and plan to be automated by the end of the 3rd quarter, which will also reduce our operating costs going forward. Once the system is fully operational, we anticipate that it will provide us with a competitive advantage in the Cripple Creek market.

Uncle Sam’s Casino

Second Quarter	2005	2004	Percentage Increase (Decrease)

Casino revenues	$241,269	$348,048	(30.7)%
Total revenues	242,265	349,536	(30.7)%
EBITDA	(168,386)	(103,226)	(63)%
EBITDA margin	(69.5)%	(29.5)%

Second Quarter - Uncle Sam’s Casino is a facility with only 67 slot machines that serves the local residents market in Cripple Creek, which is the most vulnerable to increased competition. The opening of a new casino that also caters to the local residents market in July 2004 has substantially impacted casino revenues at this facility.  In addition, a casino adjacent to this location began construction on an expansion that has made it more difficult for patrons to frequent our facility.  In the second quarter, we added poker on the second floor of our facility, but it has not improved the performance of this facility.  We are currently evaluating whether changes in personnel and improved on-site marketing can create an atmosphere to recapture the locals market that is vital to the economic success of this facility.

First Six Months	2005	2004	Percentage Increase (Decrease)

Casino revenues	$471,521	$697,612	(32.4)%
Total revenues	473,126	699,757	(32.4)%
EBITDA	(322,171)	(130,903)	(146)%
EBITDA margin	(68.1)%	(18.7)%

First Six Months – Despite our efforts to improve the operations of Uncle Sam’s Casino, we continue to realize substantial losses as a result of the opening of a new casino that also caters to local residents and the addition of over 600 slot machines in July 2004 to the Cripple Creek market.  We currently see improvements in revenues month over month, but we have not yet achieved satisfactory results despite the addition of a poker room, a change in personnel and increased efforts in on-site marketing.

Casino Management:

Lucky Star Concho

Second Quarter - Management fees from Lucky Star Concho were $771,607 for the 2nd quarter of 2005 as compared to $682,224 for the 2nd quarter of 2004, an increase of 13%. The increase in management fees is significant because we were able to realize increased management fees despite the decrease in our management fee percentage that took effect in May 2004.  Increased management fees primarily result from the approval of the Tribes’ compact with the state of Oklahoma and the Tribes approval of our Class III gaming license, which has allowed the facility to begin offering blackjack, poker, and video poker.  In May 2005, we also opened a 150-seat restaurant.  The expanded gaming opportunities along with the new restaurant has increased patronage and significantly improved the profitability of this facility.  We anticipate improvement in management fees quarter over quarter will continue despite additional competition that will come from other tribal gaming facilities in the Oklahoma City market and from Remington Park, a racetrack in Oklahoma City that will also be allowed to offer the same type of gaming machines as the tribal locations.  However, Remington Park will not be allowed player banked card games and its hours of operations will be limited to 106 hours per work and not more than 18 hours in any 24-hour period, while we will continue to operate 24 hours per day and 7 days per week.

First Six Months – Management fees from Lucky Star Concho were $1,355,036 for the six months ended June 30, 2005 as compared to $1,510,586 for the six month ended June 30, 2004, a decrease of 10.3%.  The decrease is the result of the decrease in our management fee percentage that took effect in May 2004.  As discussed above, the operating results for the facility in the first six months of 2005 exceeded the operating results for the first six months of 2004.  As a result, the decrease in management fees received was less than the decrease in our management fee percentage.  We are encouraged by the operating results and anticipate continued growth over the next two quarters despite increased competition that we expect to impact fourth quarter operations.

Lucky Star Clinton

Second Quarter - Management fees from Lucky Star Clinton were $416,840 for the 2nd quarter of 2005 as compared to $405,951 for the 2nd quarter of 2004, an increase of 2.7%. The increase in management fees is significant because we were able to realize greater management fees despite a decrease in our management fee percentage that took effect in May 2004.  This is a result of continued improvement in operating results. While we believe that the approval of the Tribes compact with the state of Oklahoma, and the Tribes approval of our Class III gaming license, which will allow the facility to offer blackjack, poker, and video poker in the future, provides opportunities for additional revenue growth, we currently do not have enough parking or a large enough facility to take advantage of these expanded gaming opportunities.  We have discussed with the Tribes the possibility of expanding both the Concho and Clinton facilities.

First Six Months – Management fees from Lucky Star Clinton were $857,869 for the six months ended June 30, 2005 as compared to $868,179 for the six month ended June 30, 2004, a decrease of 1.2%.  As a result of improved performance overall at this facility, the decrease in our management fee revenue is significantly less than the decrease in our management fee percentage that took effect in May 2004.  We are encouraged by the operating results to date and anticipate continued growth over the next two quarters resulting from reconfiguring the gaming floor to accommodate the new gaming devices that are now permitted in the market, despite the limitations due to the size of the facility and space for parking.

Other Factors Affecting Net Income:

	Second quarter		Percentage Increase	First six months		Percentage Increase
Income/(Expense)	2005	2004	(Decrease)	2005	2004	(Decrease)
Income (Expense) Southwest Entertainment, Inc	(45,032)	(25,854)	74.2%	$(68,207)	(46,921)	45%
Corporate Expenses	706,458	714,044	(1.1)%	1,397,864	1,397,092	N/M
Interest Expense (net)	(236,410)	(267,201)	(11.5)%	(522,678)	(538,084)	(2.9)%
Other (income) Loss	456	5,088	N/M	3,046	12,094	N/M
Effective tax rate	0%	42%	N/M	0%	42%	N/M
Minority interests	93,448	10,000	834%	127,884	10,000	1178.8%
Discontinued operations, net of income taxes	0	(8,391)		0	(256,582)

N/M = Not Material

Southwest Entertainment, Inc. is a wholly owned subsidiary of Southwest Casino and Hotel Corp. that conducts concerts at the Gold Rush Palladium, a 1,200 seat outdoor amphitheater adjacent to the Gold Rush Casino.  We conduct musical events for the purpose of attracting people to Cripple Creek and our casino properties.

Second Quarter - During the second quarter, our one show in 2005 was not as successful as our one show in 2004.

First Six Months - In addition to lower revenues on the one show in 2005, we incurred increased maintenance costs during the first six months of 2005, as compared to the first six months of 2004.

Corporate expenses decreased 1.1% in the second quarter primarily due to decreases in payroll and related costs and travel related expenses that were partially offset by increases in insurance expense, consulting fees, and rent expense over the same period for the prior year.  For the six months ended June 30, 2005 and 2004 corporate expenses did not change.  Although, there was a decrease in payroll and related costs and travel related expenses, it was offset by an increase in advisory fees incurred in connection a contract entered into in July 2004 and an increase in insurance expense, primarily related to the cost of Directors and Officers insurance for a public company and an increase in policy limits.

Interest Expense decreased 11.5% for the second quarter of 2005 and 2.9% for the first six months of 2005 as compared to 2004.  The decrease in interest expense is due primarily to an agreement with IGT to finance our player tracking system in Colorado and amortization of long-term debt in Colorado.

Minority interest represents the allocation of NMHI expenses to MTR Harness, Inc., the other 50 percent member of NMHI, in accordance with our agreement to share expenses.  The increase in sharing of expenses results from the Minnesota Racing Commission’s approval of NMHI’s racing licenses application.

Effective tax rates for all periods are lower than the federal and state statutory rates due primarily to the valuation allowance for deferred tax assets and lack of certainty that net operating loss carryforwards available to offset future income will not be limited under Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations reflect the results of operations for Southwest Casino Deadwood, LLC, which we closed February 28, 2004.

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

We continue to review additional opportunities to acquire or invest in companies, properties and other projects that meet our strategic and return on investment criteria.  If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods.

Net cash provided by operating activities during the first six months of 2005 was $702,946 compared to $989,987 during the first six months of 2004, a decrease of $287,041. The decrease between periods is due primarily to an increase in management fees receivable of $191,468 in the first six months of 2005 and a decrease in accrued expenses of $336,685 offset by an increase in accounts payable of $86,734 and a write-off of land option costs of $249,778 included in the net operating loss.

Net cash used in investing activities for the first six months of 2005 was $(561,159) compared to net cash used in investing activities of $(1,375,693) during the first six months of 2004, a decrease of $814,534.  The decrease in use of cash in 2005 is primarily due to the absence of an investment in an unconsolidated subsidiary of $832,414 that occurred during the first six months of 2004.

Net cash provided by financing activities for the six months ended June 30, 2005 was $415,255 compared to net cash provided by financing activities for the six months ended June 30, 2004 of $575,938, a decrease of $160,683.  Funds in the amount of $982,325 were provided by our minority partner in NMHI, offset by payments on short-term and long-term borrowings.  Funds in the amount of $850,000 were provided by the Company’s sale of convertible debentures during the first six months of 2004, and were also offset by payments on long-term borrowings.

Line of Credit.  We renewed our $450,000 line of credit on April 15, 2005 and it is now due on May 5, 2006 with a variable interest rate (currently 6.35%). At June 30, 2005, $446,292 had been drawn on the line of credit.  The note is secured by the assets of Southwest Casino and Hotel Corp. including management fees from our management contract in Oklahoma.

Promissory Note.  We have entered into a collateral agreement and promissory note to collateralize a $500,000 bond related to the development of North Metro Harness Initiative, LLC.  The promissory note was renewed on May 1, 2005 due on June 1, 2006, with a variable interest rate (currently 6.75%).  At June 30, 2005, the note had not been drawn.  The note is personally guaranteed by four of our stockholders.

Effects of Current Economic and Political Conditions:

Competitive Pressures:

Many casino operators are either entering or expanding in our markets – Colorado and Oklahoma — thereby increasing competition. As companies complete new or expanded projects, supply has sometimes grown at a faster pace than demand, and competition has increased significantly. Furthermore, several operators, including Southwest, have plans for additional developments or expansions.

Although, the short-term effect on Southwest of such competitive developments generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We believe that the geographic diversity of our operations, our service training, our rewards and customer loyalty programs, and our continuing efforts to improve our facilities will insure continued customer loyalty and will enable us to face the competitive challenges present within our industry.

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

Non-GAAP Financial Measures:

Our executive officers consider “EBITDA” (earnings before interest, taxes, depreciation and amortization) a useful tool for measuring the operating performance of Southwest.  EBITDA is also a widely used measure of operating performance in the gaming industry and a principal basis for valuation of gaming companies.  We use EBITDA to establish budgets, analyze results as compared to our budgets, and as a basis for incentive compensation for some personnel.  However, EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income, cash flows from operating activities, or other performance measures derived in accordance with accounting principles generally accepted in the United States as indicators of our operating performance or as measures of our liquidity.  Southwest has significant uses of cash flows, including capital expenditures, interest payments and debt principal repayments that are not reflected in our EBITDA calculations.  Our management uses EBITDA, and we present it in this discussion and analysis, only as a supplement to measures prepared in accordance with accounting principles generally accepted in the United States.  Please be aware that other companies in our industry may calculate EBITDA differently than we do, which limits its usefulness as a comparative measure.

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

•                  the potential change of policies and personnel of tribal governments that could adversely affect our relationships.

•                  ability of our customer tracking and customer loyalty programs;

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005.  Based on that evaluation, and after review of revised policies and procedures adopted in response to material weaknesses in our internal controls identified by our external auditors, and described under “Changes in Internal Controls” below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Controls

We made the following changes in our internal control over financial reporting during the three and six months ended June 30, 2005 in response to material weaknesses identified by our external auditors related to their audit of our financial statements for 2004:

•                  We have established procedures under which management will review organizational and startup costs related to our new ventures as incurred and record those items to the appropriate expense or asset classification.

•                  We have established internal policies designed to insure that all business units discuss in a timely manner with management and our accounting function agreements and transactions that may have qualitative or quantitative importance to our business and our financial statements in order to assure that necessary accounting entries are recorded and disclosure issues are considered.

•                  We have adopted a policy to assure proper approval of all journal entries.  All journal entries will be approved by our Chief Financial Officer, corporate controller, or other designated individual and must be initialed by the preparer and individual approving the journal entry.  All journal entries are accompanied by a full explanation and adequate supporting data.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Items 3 and 9 of our Annual Report on Form 10-KSB, filed March 31, 2005, for a description of Southwest’s pending legal proceedings.

On June 15, 2005, the Horsemen’s Benevolent and Protective Association (“HBPA”) filed Stipulation of Voluntary Dismissal of its petition requesting the Minnesota Court of Appeals to review the decision of the Minnesota Racing Commission to grant Class A and B racing licenses to North Metro Harness Initiative, LLC.  Southwest owns a 50 percent membership interest in North Metro through its subsidiary Southwest Casino and Hotel Corp.  The appellate court issued an order dismissing the appeal on June 20, 2005.  The HBPA’s challenge to the licenses had been consolidated with a similar challenge from an anti-gambling group that seeks to have the North Metro licenses invalidated.  The dismissal of the HBPA’s appeal does not affect the anti-gambling group’s challenge, which remains pending.  We cannot predict the outcome of the anti-gambling group’s appeal at this time.  The invalidation of the licenses would prevent North Metro from developing the racetrack and card room and prevent us from realizing revenue or profit from this project.

One June 23, 2005, Judge Monahan of Second District Court, Ramsey County, Minnesota granted the Motion for Summary Judgment brought by the Minnesota Racing Commission.  In doing so, Judge Monahan dismissed with prejudice all claims brought by an anti-gambling group that alleged members of the Minnesota Racing Commission had violated the state’s “Open Meeting Law” while considering whether to grant Class A and B racing licenses to North Metro Harness Initiative, LLC.  In his Order for Summary Judgment, Judge Monahan also stated that Minnesota Law does not permit invalidation of North Metro’s licenses as a remedy if a court finds that members of the Minnesota Racing Commission violated the Open Meeting Law.  In published newspaper reports at the time of the Court’s ruling, representatives of the anti-gambling group stated that they intend to appeal this ruling.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal 2005, we did not issue any equity securities without registration under the Securities Act of 1933, except as described below:

On May 2, 2005, we issued 75,000 shares of common stock to an unrelated third party who has provided services in connection with the North Metro Harness Initiative racetrack project upon exercise of an outstanding warrant to purchase those shares at a price of $0.12 per share.

No underwriting commission or discounts were paid with respect to the sale of these unregistered securities.  The sale was made in reliance on either Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering or Regulation D of the Securities Act.  We made inquiries to establish that the sale qualified for these exemptions from the registration requirements.  In particular, we confirmed that with respect to the exemption claimed under Section 4(2) of the Securities Act that (i) the sale was made by personal contact from officers and directors of Southwest or other persons closely associated with Southwest, (ii) the investor made representations that he or she was sophisticated in relation to his or her investment (and gave us no reason to believe that this representation was incorrect), (iii) the purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales within any offering were made to a limited number of persons.

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

August 15, 2005	SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer and Secretary
(principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Financial Officer
(principal financial and accounting officer)