Form 10QSB
period 2005-09-30
SOUTHWEST CASINO CORP
filed 2005-11-14
CIK 1170848

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response. . 182
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act);

                                                                                                                                                                                                YES  ☐   NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  19,588,656

Transitional Small Business Disclosure Format (check one):    Yes  ☐   No ☒

SOUTHWEST CASINO CORPORATION

FORM 10-QSB

SEPTEMBER 30, 2005

In this Form 10-QSB, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOUTHWEST CASINO CORPORATION

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheet (Unaudited)

September 30, 2005

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,666,527
Cash - Restricted	153,266
Accounts Receivable	113,443
Management Fees Receivable	486,788
Inventories	150,035
Prepaid Expenses	657,256
Total Current Assets	$3,227,315

PROPERTY AND EQUIPMENT
Real Estate Options	$739,257
Construction in Progress	1,343,472
Leasehold Improvements	15,671,888
Furniture and Equipment	6,513,152
Accumulated Depreciation	(9,154,513)
Net Property and Equipment	$15,113,256

OTHER ASSETS
Intangible Assets	$1,260,523
Deposits	101,150
Deferred Tax Asset	842,000
Total Other Assets	$2,203,673

TOTAL ASSETS	$20,544,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,969,731
Accrued Expenses	1,000,140
Accrued Liabilities - Related Parties	495,459
Notes Payable	536,152
Current Portion of Long-Term Liabilities	777,802
Convertible Subordinated Series A Debentures	75,000
Accrued Interest Payable	76,312
Total Current Liabilities	$4,930,596

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$8,436,016

COMMITMENTS AND CONTINGENCIES	$—

MINORITY INTEREST
Minority Interest in subsidiary	$950,346

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value 30,000,000 Shares Authorized	$—
Common Stock, $.001 Par Value, 75,000,000 Shares Authorized, 19,513,656 Shares Issued and Outstanding	$19,588
Additional Paid-in Capital - Warrants	34,750
Additional Paid-in Capital	16,805,123
Accumulated Deficit	(10,632,175)
Total Stockholders’ Equity	$6,227,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,544,244

See Notes to Unaudited Consolidated Financials Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations (Unaudited)

		Restated		Restated
	The Nine Months	The Nine Months	The Three Months	The Three Months
	Ended	Ended	Ended	Ended
	September 30,2005	September 30,2004	September 30,2005	September 30,2004
REVENUES
Casino	$11,536,240	$11,964,323	$4,138,250	$4,094,896
Food & Beverage/Hotel	349,806	346,285	148,277	154,080
Management and Consulting	3,640,785	3,240,787	1,427,880	862,022
Entertainment	18,492	102,430	11,807	84,047
Other	152,856	70,952	75,198	25,908
Total Revenue	15,698,179	15,724,777	5,801,412	5,220,953

EXPENSES
Casino	$9,332,941	$8,871,124	$3,154,998	$3,010,979
Food & Beverage/Hotel	458,618	1,197,170	181,580	436,688
Corporate Expense	1,950,283	2,903,237	552,419	1,506,145
Project Development Costs	653,739	836,763	138,194	267,284
Entertainment	134,862	185,861	82,263	145,051
Depreciation and Amortization	1,775,433	1,799,647	584,417	767,288
Total Expenses	14,305,876	15,793,802	4,693,871	6,133,435

Income (Loss) from Operations	$1,392,303	$(69,025)	$1,107,541	$(912,482)

OTHER INCOME (EXPENSE)
Interest Income	$5,473	$8,622	$1,412	$830
Interest Expense	(751,067)	(870,836)	(228,389)	(332,753)
Loss on Disposition of Property and Equipment	(42,480)	(9,909)	(41,465)	(4,992)
Income from Debt Forgiveness	—	9,219	—	—
Total Other Income (Expense)	(788,074)	(862,904)	(268,442)	(336,915)

Income (Loss) from Continuing Operations
Before Income Taxes	604,229	(931,929)	839,099	(1,249,397)

Income Tax Benefit (Expense)	—	—	—	133,000
Minority Interest in Income of Consolidated Subsidiary	189,980	10,000	62,097	—
Equity in Earning of Unconsolidated Subsidiary		(2,351,733)		(1,902,148)
Income (Loss) from Continuing Operations	794,209	(3,273,662)	901,196	(3,018,545)

DISCONTINUED OPERATIONS
Loss from Discontinued Operations	$—	$(256,582)	$—	$—
Income Tax Benefit	—	—	—	(42,600)
Total Discontinued Operations	—	(256,582)	—	(42,600)

NET INCOME (LOSS)	$794,209	$(3,530,244)	$901,196	$(3,061,145)

Earnings per common share and common equivalent share,
Basic:
Income (Loss) from continuing operations	0.04	(0.37)	0.05	(0.19)
Discontinued operations	—	(0.03)	—	(0.00)
Net Income (Loss)	$0.04	$(0.40)	$0.05	$(0.19)

Common Equivalent Shares Outstanding	19,471,448	8,836,635	19,400,884	15,918,512

Earnings per common share and common equivalent share,
Fully-diluted:
Income (Loss) from continuing operations	0.04	(0.37)	0.04	(0.19)
Discontinued Operations	—	(0.03)	—	—
Net Income (Loss)	$0.04	$(0.40)	$0.04	$(0.19)

Common Equivalent Shares Outstanding	22,186,531	8,836,635	21,898,384	15,918,512

See Notes to Unaudited Consolidated Financials Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

		Restated
	The Nine Months	The Nine Months
	Ended	Ended
	September 30,2005	September 30,2004

Cash Flows from Operating Activities:
Net Income (Loss)	$794,209	$(3,530,244)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided by Operating Activities:
Minority Interest	(189,980)	(10,000)
Depreciation and Amortization	1,775,433	1,833,969
(Gain) Loss on Disposition of Property and Equipment	43,374	9,909
(Equity) Loss on Unconsolidated Subsidiary	—	2,351,733
Common Stock Issued for Non-Cash Compensation	15,875	292,500
Write off of Land Option cost incurred in prior years	249,778	—

Change in Current Assets and Liabilities,
(Increase) Decrease in Restricted Cash	48,881	—
(Increase) Decrease in Receivables	(222,757)	300,823
(Increase) Decrease in Inventories	4,689	8,798
(Increase) Decrease in Prepaid Expenses	(16,646)	186,486
Increase (Decrease) in Accounts Payable	(916,743)	197,890
Increase (Decrease) in Accrued Expenses	(81,723)	438,617
Increase (Decrease) in Accrued Interest Payable	(33,463)	(233,744)
Net Cash Provided By Operating Activities	$1,470,927	$1,846,737

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	$—	$30,505
Purchase of Property and Equipment	(610,937)	(1,332,512)
Payment of Capitalized License	(189,179)	—
(Increase) Decrease in Deposits	(1,126)	37,940
Investment in Unconsolidated Subsidiary	—	(2,242,166)
Proceeds from principal received on long-term notes receivable	—	402,686
Net Cash (Used In) Investing Activities	$(801,242)	$(3,103,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances (Payments) on Short-Term Notes Payable	$(346,949)	$400,905
Payment of Deferred Financing Costs	—	(79,605)
Proceeds from debenture issuance		2,449,760
Principal Payments on Long-Term Borrowings	(571,090)	(806,328)
Proceeds from Outside Investors - Minority Interest	1,140,325	10,000
Proceeds from Issuance of Preferred Stock & Warrants	49,000	80,000
Payment of Subordinated Debentures	(25,000)	(212,500)
Net Cash Provided by Financing Activities	$246,286	$1,842,232

Net Increase (Decrease) in Cash and Cash Equivalents	915,971	585,422

CASH AND CASH EQUIVALENTS
Beginning of Year	750,556	728,290
End of Period	$1,666,527	$1,313,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$679,305	$903,463
Income taxes paid	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in exchange for services	$15,875	$292,500
Purchase of equipment with financing	—	1,144,500
Capital Assets acquired with Accounts Payable	101,225	307,063

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

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

Southwest Casino Deadwood, LLC

Southwest Casino Deadwood, LLC, located in Deadwood, South Dakota, was formed on December 7, 1999 and began operating B.B. Cody’s Casino under lease in July 2000.  During December 2003, the Company decided to discontinue operations in Deadwood.  See Note 10.

North Metro Harness Initiative, LLC.

North Metro Harness Initiative, LLC (a development stage Minnesota limited liability company) was formed on June 16, 2003 for the purpose of developing, owning, and operating a harness racetrack and card room north of

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

Minneapolis, Minnesota, in Anoka County.  North Metro was issued class A and class B racing licenses by the Minnesota Racing Commission on February 16, 2005.  As a result of the Minnesota Racing Commission’s decision, the Commission is being sued by a group opposed to the racetrack.  North Metro’s development of this project has been delayed pending resolution of this matter.  North Metro’s activities are described more fully in Note 15.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine months and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

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

SEPTEMBER 30, 2005 AND 2004

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

NOTE 3 – RESTRICTED CASH

Restricted Cash at September 30, 2005 represents a bank escrow account set up to repurchase Series A convertible subordinated debentures that were outstanding as of July 14, 2004.  See Note 7.

NOTE 4 –PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverage provided gratuitously to customers, which was approximately $934,000 and $920,000 for the nine months ended September 30, 2005 and 2004, respectively, and was approximately $335,000 and $347,000 for the three months ended September 30, 2005 and 2004 respectively.

NOTE 5 – INTANGIBLE ASSETS AND CASINO MANAGEMENT AGREEMENT

	2005	2004
Intangible Assets consisted of the following at September 30:

Casino management contract rights	$849,675	$1,359,480
Minnesota Class A and B Racing License	410,848	—
Total	$1,260,523	$1,359,480

Future amortization of management contract rights are as follows:

Twelve Months Ended September 30,

2006	$509,805
2007	$339,870

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

The Company earned management revenues related to the agreement with CATO of $3,640,785 and $3,240,787 for the nine months ended September 30, 2005 and 2004, respectively.  The Company earned management revenues

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

related to the agreement with CATO of $1,427,800 and $862,022 for the three months ended September 30, 2005 and 2004, respectively.

The Company has also expended funds to acquire class A and class B racing licenses from the Minnesota Racing Commission.  Although these licenses are subject to renewal, the costs of obtaining the initial license are considered to have an indefinite useful life because it is expected to generate cash flows indefinitely.

NOTE 6 – NOTES PAYABLE

The Company may borrow up to $450,000 under a revolving line of credit.  Interest is payable at a variable rate (7.75% as of September 30, 2005). The line is due May 6, 2006, and is collateralized by substantially all assets.  At September 30, 2005, the line had a balance of $446,292 with $3,708 available to draw.  The line of credit is included in notes payable on the accompanying balance sheet.

The Company has entered into a collateral agreement and promissory note to collateralize a $500,000 bond related to the development of North Metro Harness Initiative, LLC. The promissory note is due on June 1, 2006, with a variable interest rate (7.75% per year as of September 30, 2005).  As of September 30, 2005, the note had not been drawn.  The note is personally guaranteed by the Directors and a stockholder of the Company.

On October 12, 2004, the Company borrowed $500,000 amortized over one year at $42,934 per month, at a variable rate (7.75% as of September 30, 2005) and personally guaranteed by the Directors of the Company.  The last payment is due October 12, 2005.  The balance of the loan was $44,600 as of September 30, 2005.

On June 24, 2005, the Company borrowed $45,000 with an interest rate of 7.75% due October 12, 2005.  The note was personally guaranteed by the Directors of the Company.

For an update on notes payable, see Note 18 – Subsequent Events.

NOTE 7 – SUBORDINATED DEBENTURES

During 1993, the Company sold $8,250,000 of Series A convertible subordinated debentures paying interest at a rate of 9.25% per year and due and payable July 15, 1998.  On July 8, 2004, the Company offered to redeem all remaining outstanding Series A debentures, in the principal amount of $362,500, which were then in default, in exchange for payment of all principal plus interest accrued through July 14, 2004, or conversion of the principal to common stock plus payment of accrued interest through July 14, 2004.  The Company has paid all amounts necessary to redeem the remaining Series A convertible subordinated debentures in accordance with this offer into an escrow account established for this purpose.  On February 14, 2005, a debenture holder converted his $25,000 debenture into 22,728 shares of common stock. Therefore, as of September 30, 2005, Series A convertible subordinated debentures in the principal amount of $75,000 remained outstanding with accrued interest payable of $76,312.  In accordance with the July 8, 2004 redemption offer, we are no longer accruing interest on the outstanding Series A debentures.

NOTE 8 – PRIOR PERIOD ADJUSTMENT

The statements of operations and cash flows for the three and nine months ended September 30, 2004 have been restated for correction of an error in the recording of capital leases. The adjustments for the three months ended September 30, 2004 result in an increase of net loss of $7,974 and $23,920 for the nine months ended September 30, 2004 from amounts previously reported.

NOTE 9 – STOCK OPTIONS AND WARRANTS

On March 25, 2005, the Company issued 125,000 shares of common stock to a consultant to the racetrack development who exercised a warrant to purchase those shares at a price of $0.12 per share.

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

On May 2, 2005, the Company issued 75,000 shares of common stock to a consultant to the racetrack development who exercised a warrant to purchase those shares at a price of $0.12 per share.

NOTE 10 – DISCONTINUED OPERATIONS AND IMPAIRMENT

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

In connection with the discontinued operation, during the three months ended March 31, 2004, the Company incurred termination and severance costs.  The total incurred was approximately $73,500, which was recorded as an expense of the discontinued operation in the accompanying statement of operations.  The liability related to the termination and severance benefits is as follows:

Liability Balance, December 31, 2003	$—

Nine Months Ended September 30, 2004:
Costs Charged to Expense	73,500
Costs Paid	73,500

Liability Balance, September 30, 2004	$—

The company paid all termination benefits by June 30, 2004.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $250,699 and $272,950 as of September 30, 2005 and 2004, respectively.

In connection with the Company’s investment in Southwest Missouri Gaming, LLC, the Company signed a one-year promissory note agreeing to pay to Prime Inc., the other member of Southwest Missouri Gaming, $367,000 plus interest at a variable rate equal to prime plus 2 percent for its share of expenses in connection with Southwest Missouri Gaming’s unsuccessful efforts to develop a riverboat casino in Rockaway Beach, Missouri.  Under the note, the Company agreed to pay $5,000 per month, a principal payment of $100,000 on July 1, 2005, and the balance of the note on December 31, 2005.  The note is secured by slot machines owned by Gold Rush I, LLC.  The balance of the note as of September 30, 2005 is $244,760 and the interest rate as of September 30, 2005 is 8.75%.

During the nine months ended September 30, 2005 and 2004, the Company paid Berc & Fox Limited $15,398 and $47,162 for tax and accounting services, respectively.  Thomas Fox is a shareholder and officer in Berc & Fox Limited.

During the nine months ended September 30, 2005, the Company paid Jennifer Sparlin Druck $1,000 for entertainment services at the Gold Rush Palladium.  Ms. Druck is the wife of James Druck, an officer of the Company.

NOTE 12 – PROJECT DEVELOPMENT COSTS

In February 2004, an option to purchase the Gold Rush real estate was negotiated with the lessor.  This option was for a term of one year that expired on February 28, 2005, during which time, the Company could purchase the

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

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

During the nine months ended September 30, 2005, $379,960 in project costs were incurred in connection with the development of the racetrack and card room in Minnesota, of which 50% or $189,980 was allocated to the minority interest.

NOTE 13 – SEGMENT INFORMATION

Segmented information related to the nine months ended September 30, 2005 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (1)	Total
Revenues	$12,057,394	$3,640,785	$—	$—	$15,698,179
Segmented profit (loss) before income taxes	15,144	969,046	(379,961)	189,980	794,209
Segmented assets	15,223,110	2,614,456	2,706,678	—	20,544,244

Segmented information related to the nine months ended September 30, 2004 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (1)	Total
Revenues	$12,483,990	$3,240,787	$—	$—	$15,724,777
Segmented profit (loss) before income taxes	(284,484)	(2,780,871)	(474,889)	10,000	(3,530,244)
Segmented assets	16,238,019	2,593,963	1,595,184	—	20,427,166

Segmented information related to the three months ended September 30, 2005 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (1)	Total
Revenues	$4,373,532	$1,427,880	$—	$—	$5,801,412
Segmented profit (loss) before income taxes	248,812	714,481	(124,194)	62,097	901,196
Segmented assets	15,223,110	2,614,456	2,706,678	—	20,544,244

Segment information related to the three months ended September 30, 2004 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (1)	Total
Revenues	$4,358,931	$862,022	$—	$—	5,220,953
Segmented profit (loss) before income taxes	9,985	(2,803,846)	(267,284)	—	(3,061,145)
Segmented assets	16,238,019	2,593,963	1,595,184	—	20,427,166

(1)          Reconciling item is loss in subsidiary allocated to minority interest.

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

NOTE 14 – EARNINGS PER SHARE AND STOCKHOLDERS EQUITY

The following is a reconciliation of basic and diluted earnings per share:

Three months ended September 30, 2005:

		Weighted
		Average
	Net Earnings	Equity	Earnings
	(Numerator)	(Denominator)	Per Share

Basic Earnings per Share	$901,196	$19,400,884	$.05

Effect of Dilutive Securities:
Outstanding Options and Warrants	—	2,497,500

	$901,196	$21,898,384	$.04

Nine months ended September 30, 2005:

		Weighted
		Average
	Net Earnings	Equity	Earnings
	(Numerator)	(Denominator)	Per Share

Basic Earnings per Share	$794,209	$19,471,448	$.04

Effect of Dilutive Securities:
Outstanding Options and Warrants	—	2,715,083

	$794,209	$22,186,531	$.04

The Company had a net loss for the nine months ended September 30, 2004 and the three months ended September 30, 2004; therefore, a calculation of earnings per share on a fully diluted basis would be anti-dilutive.

On July 14, 2005, the shareholders of Southwest Casino Corporation approved two amendments to the Company’s Articles of Incorporation regarding authorized capital stock.  The first amendment increased the number of authorized shares of common stock from 50,000,000 shares to 75,000,000 shares.  The second amendment authorized the issuance of up to 30,000,000 shares of undesignated preferred stock with rights and preferences to be determined by the Company’s Board of Directors.

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

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

The Company evaluated whether North Metro should be treated as a variable interest entity (“VIE”) subject to consolidation during the applicable reporting period under FIN 46(R).  The Company determined that North Metro should be treated as a VIE for the following reason:

The Company lacked the ability through voting or similar rights to make decisions regarding North Metro’s activities because the Company’s voting rights were not proportionate to the Company’s obligation to absorb expected losses of the entity during the third quarter and the first nine months of 2005.  As of September 30, 2005, the Company had provided approximately 67 percent of North Metro’s financial support, but held only 50 percent of the North Metro voting power.  Because the Company would absorb financial losses of North Metro that were disproportionate to its 50 percent decision making power, we determined that North Metro is a VIE subject to consolidation for the nine months and three months ended September 30, 2005.

North Metro has received a letter of commitment for debt financing for approximately 79% of the expected total project cost of the race track and card room, with the remaining 21% to be provided by North Metro.  Terms of the commitment include a $33,000,000 loan amortized over 10 years with interest at a variable rate (1.74% above prime rate) and a 7% interest rate floor, and a $4,250,000 loan amortized over 5 years with interest at a fixed rate of 20%.  In addition, 50% of net available cash flow (after scheduled debt service and income taxes) will be required to be held in an account to redeem the debt.  Redemption under this provision occurs when the account equals the principal amount of the loan outstanding.  Security for the loan will include a first mortgage, corporate guarantee of the Company, and security interests in other assets of the Company.  The closing and funding of the loan are expected to occur after various court challenges to North Metro’s class A and B racing licenses are resolved.

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

The Company, through North Metro, has entered into consulting agreements with non-related parties to monitor legislation and perform lobbying activities, and other public relations and development activities related to establishing and developing the race track and card room.  The agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement.  The Company had monthly obligations related to these agreements of approximately $20,000 per month for the first six months of 2005.  This monthly obligation has been reduced to $12,000 each month for the balance of 2005.

The Company has included the following assets of North Metro in its consolidated financial statements as of September 30, 2005:

Cash and Cash Equivalents	$5,391
Prepaid Expenses	207,710
Real Estate Options	739,257
Construction in progress	1,343,472
Capitalized Licenses	410,848
Organization Costs	—
Deposits	—

Total Assets	$2,706,678

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

NOTE 16 – INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109).  Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based upon temporary differences between bases used for financial reporting and income tax reporting purposes.  Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse.  The Company has provided a valuation allowance for net operating loss carryforwards from prior years because the Company was uncertain as to its ability to utilize the loss carryforwards against future income.  This valuation allowance has been reduced based on the operating results through the first nine months of 2005 and, accordingly, there is no income tax expense for the three months and nine months ended September 30, 2005.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

On September 23, 2005, MBC Global, LLC, an advisor to the Company in connection with it sale of approximately $2.6 million of convertible promissory notes and corporate reorganization during June and July 2004, initiated an arbitration proceeding against the Company.   MBC Global asserts claims under the terms of a letter agreement between the company and MBC Global dated July 1, 2004 that MBC Global terminated on April 26, 2005 for unpaid advisory fees and expenses of approximately $242,000 and indemnification of expenses incurred by MBC Global in disputes with third parties. Management does not anticipate that the liability, if any, will exceed amounts accrued in the accompanying financial statements.  In addition, several investors that participated in the 2004 offering of convertible promissory notes through MBC Global have demanded rescission of their investment in Southwest based on an assertion that disclosures provided to them in connection with the sale of the notes were inadequate.

NOTE 18 – SUBSEQUENT EVENTS

On October 20, 2005, Southwest Casino and Hotel Corp. entered into a new $2.5 million term loan agreement with Crown Bank of Minneapolis, Minnesota.  This loan accrues interest at a floating rate equal to the prime rate plus 1 percent with a minimum interest rate of 7.5 percent per year and an initial interest rate of 7.75 percent.  Southwest Casino and Hotel Corp. will pay accrued interest only on this note until April 2006, after which it will repay the outstanding principal balance and accrued interest over 12 months, with final payment due April 30, 2007.  The repayment period may be extended if Southwest Casino and Hotel Corp. meets certain business goals.  This obligation is guaranteed by Southwest Casino Corporation and secured by substantially all of the assets of Southwest Casino Corporation and its subsidiaries.  In addition, 12 shareholders of Southwest Casino Corporation have each guaranteed a portion of the principal amount of this loan.  As required by Crown Bank, the shareholder guarantors of this loan include James Druck, CEO, Thomas Fox, President and CFO, and Jeffrey Halpern, Chairman of the Board of Directors, who have each guaranteed repayment of up to $100,000 of principal and accrued interest.

In connection with entering into a $2.5 million term loan on October 20, 2005, Crown Bank replaced Southwest Casino and Hotel Corp.’s $450,000 revolving line of credit from Associated Bank Minnesota, N.A.  The new line of credit has an outstanding balance as of October 20, 2005 of approximately $446,000.  This line of credit accrues interest at a variable rate equal to the prime rate plus 1 percent with a minimum interest of 7.5 percent per year and an initial interest rate of 7.75 percent.  The credit line is guaranteed by Southwest Casino Corporation and secured by substantially all of the assets of Southwest Casino Corporation and its subsidiaries.  All outstanding principal and interest under this line of credit is due April 30, 2007.  James Druck, CEO, Thomas Fox, President and CFO, and Jeffrey Halpern, Chairman of the Board of Directors, have each guaranteed repayment of up to $100,000 of principal and accrued interest, which guarantee applies to both the $2.5 million term loan and the revolving line of credit.

In consideration of their agreement to guarantee portions of the $2.5 million term loan from Crown Bank that Southwest Casino and Hotel Corp. entered into on October 20, 2005, Southwest Casino Corporation issued 5-year fully-exercisable warrants to purchase 1,250,000 shares of its common stock to 12 shareholders.  Each shareholder guarantor received a warrant to purchase one share of common stock for each $2.00 of the term loan guaranteed by that shareholder.  Of these, warrants to purchase 1,100,000 shares of common stock have an exercise price of $0.50

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

per share.  In consideration of each of their guarantees of $100,000 of loan proceeds, Jim Druck, CEO, Tom Fox, President and CFO, and Jeff Halpern, Chairman of the Board of Directors, each received a warrant to purchase 50,000 shares of common stock at a price of $0.58 per share.  The $0.58 per share exercise price represented the average closing market price of one share of Southwest Casino Corporation common stock over the 10 trading days immediately preceding the closing of the loan transaction.

On October 20, 2005, Southwest Casino and Hotel Corp. made capital contributions of $2,330,130 to North Metro Harness Initiative, LLC, in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest.  Of these capital contributions, $1,250,000 was required to fulfill Southwest Casino and Hotel Corp.’s capital commitments to North Metro under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  The remaining $1,080,130 of these capital contributions was an additional contribution agreed upon by Southwest Casino and Hotel Corp. and MTR-Harness, Inc. as managing members of North Metro Harness Initiative, LLC.

On October 20, 2005, MTR-Harness, Inc. made capital contributions of $5,760,043 to North Metro Harness Initiative, LLC, in which MTR-Harness, Inc. owns a 50 percent membership interest.  Of these contributions, $4,679,913 was required to fulfill MTR-Harness, Inc.’s capital commitments to North Metro under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  The remaining $1,080,130 of these capital contributions was an additional contribution agreed upon by Southwest Casino and Hotel Corp. and MTR-Harness, Inc. as managing members of North Metro Harness Initiative, LLC.  These capital contributions by MTR-Harness, Inc. resulted in MTR-Harness, Inc.’s capital contributions to North Metro Harness Initiative, LLC, exceeding financial contributions from Southwest Casino and Hotel Corp. to North Metro Harness Initiative, LLC.  For this reason, North Metro will no longer be consolidated with Southwest Casino Corporation and in future, financial results will be reported as income (loss) from an unconsolidated subsidiary.

On October 20, 2005, North Metro Harness Initiative, LLC completed the purchase of approximately 165 acres of land in Columbus Township, Anoka County, Minnesota.  The purchase was completed in accordance with the terms of an option agreement that commenced on March 1, 2003.  North Metro Harness Initiative, LLC notified the seller of its intent to purchase the real estate under the terms of the option agreement on July 27, 2005.  The purchase price for the land was $8,450,000 plus real estate commissions and certain closing costs.  The price paid at closing was reduced by $630,000, the amount of option payments made by North Metro under the option agreement.  North Metro intends to develop a harness racetrack and card room on the site.

On October 7, 2005, North Metro Harness Initiative, LLC purchased approximately 24 acres of land in the city of Hugo in Anoka County, Minnesota.  The purchase was completed in accordance with the terms of a Real Estate Purchase Agreement entered into on May 31, 2005.  Under the purchase agreement, the purchase price was $600,000 and North Metro also paid real estate commissions and certain closing costs.  The price paid at closing was reduced by $25,000, the amount of earnest money paid by North Metro Harness Initiative, LLC when the purchase agreement was executed.  North Metro Harness Initiative, LLC intends to use the property for wetland mitigation work in connection with its development of a harness track and card room in Columbus Township, Minnesota.

On October 14, 2005, North Metro Harness Initiative, LLC completed the purchase of approximately 13.4 acres of land in Columbus Township, Anoka County, Minnesota.  The purchase was completed in accordance with the terms of an option agreement that commenced on July 17, 2003.  North Metro notified the seller of its intent to purchase the real estate under the terms of the option agreement on July 18, 2005.  The purchase price for the land was $700,000 plus real estate commissions and certain closing costs.  The price paid at closing was reduced by $32,000, the amount of option payments made by North Metro under the option agreement.  The site adjoins real estate on which North Metro intends to develop a harness racetrack and card room.

On October 19, 2005, Southwest Casino and Hotel Corp. and MTR-Harness, Inc., which own 50 percent membership interests in North Metro Harness Initiative, LLC, each made capital contributions of $250,000 to North Metro Harness Initiative, LLC.  On October 19, 2005, North Metro Harness Initiative, LLC used these capital contributions to purchase a $500,000, 30-day certificate of deposit from Associated Bank Minnesota, National Association.  This certificate of deposit secures a $500,000 promissory note and letter of credit that, in turn, secure a

SOUTHWEST CASINO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

$500,000 bond issued for the benefit of the Minnesota Racing Commission.  The promissory note bears interest at a variable rate (7.75% per year as of September 30, 2005) and has not been drawn.  North Metro must maintain this bond under the terms of the class A and B racing licenses it holds from the Minnesota Racing Commission.  The certificate of deposit replaces a security interest in the proceeds of the Third Amended and Restated Gaming Management Agreement between Southwest Casino and Hotel Corp. and the Cheyenne and Arapaho Tribes of Oklahoma and the personal guarantees of the directors of Southwest Casino Corporation that had previously secured the $500,000 promissory note.

On October 10, 2005, Southwest Casino Corporation and Southwest Casino and Hotel Corp. entered into a Settlement Agreement and Release of Claims with Corporate Capital Management, LLC in connection with a lawsuit initiated by Corporate Capital Management on March 3, 2005.  Under the terms of the settlement agreement, Southwest issued warrants to purchase 50,000 shares of its common stock at a price of $1.00 per share to affiliates of Corporate Capital Management to resolve allegations that Southwest failed to pay fees or deliver securities in connection with a 2004 convertible debt offering and corporate reorganization.  Southwest did not admit any wrongdoing in connection with these claims and chose to settle to avoid the costs of litigation.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest”, the “Company”, “we”, “our” and “us”) for the nine months and three months ended September 30, 2005 and 2004.

Summary of Consolidated Operating Results:

For the quarter ended September 30, 2005, Southwest had net earnings of $901,196 on revenues of $5,801,412 as compared to a net loss of $3,061,145 on revenues of $5,220,953 for the same period of 2004.  This amounts to earnings of $0.05 per outstanding share ($0.04 per share on a fully-diluted basis) for the third quarter of 2005 as compared to a loss of $0.19 per outstanding share in the third quarter of 2004.

For the nine months ended September 30, 2005, Southwest had a net income of $794,209 on revenues of $15,698,179 as compared to a net loss of $3,550,244 on revenues of $15,724,777 for the same period of 2004.  This amounts to income of $0.04 per outstanding share ($0.04 per share on a fully-diluted basis) for the nine months ended September 30, 2005 as compared to a loss of $0.40 per outstanding share in the nine months of 2004.

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

Project Development Costs:

North Metro Harness Initiative, LLC - In December 2003, we filed a license application with the Minnesota Racing Commission.  This license application was amended to add a subsidiary of MTR Gaming Group, Inc. ( MTR- Harness, Inc.) as our 50% partner.  On January 19, 2005, the Minnesota Racing Commission approved North Metro’s racing licenses, which will enable us to develop and operate a harness race track and a 50-table card room in Columbus Township, Anoka County, Minnesota.  A local citizens group has filed two lawsuits against the Minnesota Racing Commission in an attempt to get our licenses revoked.  The Ramsey County, Minnesota, District granted the Minnesota Racing Commission’s motion for summary judgment and dismissed the first lawsuit on June 23, 2005.  The citizens group filed an appeal of that decision on August 27, 2005.  The second lawsuit remains pending in the Minnesota Court of Appeals.  We believe that these attempts to overturn North Metro’s racing licenses will be unsuccessful.  However, the ongoing litigation has delayed construction until the lawsuits are resolved.  At this time, we cannot predict when that will occur.

In October 2005, MTR contributed $7,397,763 and Southwest contributed $2,580,208 to North Metro Harness Initiative, Inc, bringing the total contributions by MTR and Southwest to $8,646,533 and $3,646,533, respectively.   In addition, we have advanced $1,501,561 to North Metro that will be repaid out of available cash flow from operations, but is not considered a capital contribution under the terms of the member control agreement.  These contributions were used to purchase three parcels of land for a total purchase price of $9,750,000.  The plan is to use these properties in the development of a harness track and card room in Columbus Township.

For the nine months ended September 30, 2005 and 2004, we have expensed $189,980 and $464,889 respectively, net of loss allocated to minority interest, related to the North Metro project. For the three months ended September 30, 2005 and 2004, we have expensed $62,097 and $267,284 respectively, net of loss allocated to minority interest. In addition, we have capitalized $2,495,577 in real estate options, construction in progress, and license costs as of September 30, 2005.

Other Project Development Costs:  In the nine months ended September 30, 2005, the Company’s option to acquire the real estate currently leased by Gold Rush I, LLC expired, which resulted in a write-off of capitalized costs of $249,778.

During 2003 and 2004, the Company pursued a change in the Missouri constitution that would have enabled us to apply for a riverboat gaming license on the White River at Rockaway Beach.  This initiative was defeated in a statewide primary election held in August 2004.  During the nine months and three months ended September 30, 2004, the company expensed $2,713,607 and $1,902,148, including equity investment losses in an unconsolidated subsidiary.

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

Casino Operations:

  Gold Rush/ Gold Digger’s Casino

  Uncle Sam’s Casino

Casino Management:

  Lucky Star – Concho

  Lucky Star – Clinton

Casino operations:

Gold Rush/Gold Digger’s Casino Results

Third Quarter	2005	2004	Percentage Increase (Decrease)

Casino revenues	$3,872,556	$3,770,999	2.7%
Total revenues	4,089,986	3,950,339	3.5%
EBITDA	1,154,387	881,608	30.9%
EBTDA margin	28.2%	22.3%

Third Quarter – We have continued to improve operating results in the third quarter of 2005.  Despite being at capacity in terms of number of machines on the floor, we were able to increase revenues by 3% and reduce operating costs by 4% by improving customer service, better utilization of employees and controlling costs. The Cripple Creek market is still absorbing the additional 600 slot machines added to the market in 2004, but we were able to increase EBITDA 30.9% over last year, which is significant.  While the third quarter is traditionally the best quarter in the year, we are pleased with the increase in EBITA margin to 28% as compared to 22% in 2004.  Fourth quarter traditionally is the weakest quarter of the year, which, combined with the impact of increased gas costs and increased heating costs, will result in lower revenues and lower profits as compared to third quarter; however, we still anticipate that we will outperform the fourth quarter of 2004 due to improvements in key operating controls.

First Nine Months	2005	2004	Percentage Increase (Decrease)

Casino revenues	$10,799,025	$10,942,814	(1.3)%
Total revenues	11,290,598	11,357,258	(.6)%
EBITDA	2,696,442	2,498,560	7.9%
EBITDA margin	23.9%	22.0%

First Nine Months – As a result of focusing on customer service and improved controls over operating expenses, the EBITDA margins have increased by 2% as compared to the first nine months of 2004 despite slightly lower revenues in 2005.  The lower revenues result from increased competition in town — over 600 slot machines were added to the market in 2004 — and bad weather on key weekends in the first quarter of this year.  In 2004, we enjoyed an unusually mild winter, which contributed to increased revenues for 2004.  We continue to reduce operating expenses in 2005 despite increases in costs associated with our new player tracking and slot accounting system that has not yet been approved by the Colorado Division of Gaming and, therefore, requires additional manpower to meet reporting requirements.  Due to a change in the rules for testing new slot tracking systems in Colorado, our testing has been delayed; however, we are currently in the process of testing the tracking system at Gold Digger’s and plan to complete testing in all three casinos by the end of first quarter 2006.  Once the system is fully operational, we anticipate that it will provide us with the opportunity to further reduce operating costs.

Uncle Sam’s Casino

Third Quarter	2005	2004	Percentage Increase (Decrease)

Casino revenues	$265,694	$323,897	(18.0)%
Total revenues	266,543	324,545	(17.9)%
EBITDA	(131,831)	(54,391)	142.4%
EBITDA margin	(49.5)%	(16.8)%

Third Quarter - Uncle Sam’s Casino is a facility with only 67 slot machines that serves the local residents market in Cripple Creek, which is the most vulnerable to increased competition. The opening of a new casino that also caters to the local residents market in July 2004 has substantially impacted casino revenues at this facility.  In addition, a casino adjacent to this location began construction on an expansion that has made it more difficult for patrons to frequent our facility.  The construction next door is proceeding and we are hopeful that opening this property in the fourth quarter or first quarter next year will increase the traffic in front of our location.  In the third quarter, we discontinued poker on the second floor of our facility. The poker did not increase traffic to the facility and added to the operating costs. We continue to evaluate the types of promotions that will bring back the customers and improve profitability.  As discussed above, in the fourth quarter, which is traditionally weak, we expect a slow down in business due to increased gas prices and the anticipation of increased heating costs this winter.  We believe that we will be able to control costs to limit the impact on overall corporate revenue.

First Nine Months	2005	2004	Percentage Increase (Decrease)

Casino revenues	$737,215	$1,021,509	(27.8)%
Total revenues	739,669	1,024,302	(27.8)%
EBITDA	(454,002)	(185,294)	145.0%
EBITDA margin	(61.4)%	(18.1)%

First Nine Months – Despite our efforts to improve the operations of Uncle Sam’s Casino, we continue to realize substantial losses as a result of the opening of a new casino that also caters to local residents and the addition of over 600 slot machines in July 2004 to the Cripple Creek market.  Also construction on an expansion of the gaming facility next to our location has impeded pedestrian traffic flow to the facility; however, the construction is proceeding and the opening of this property may increase the activity at Uncle Sam’s.  The fourth quarter is always a difficult quarter and we are looking at additional ways to raise awareness for our facility while holding down expenses.

Casino Management:

Lucky Star Concho

Third Quarter - Management fees from Lucky Star Concho were $1,000,181 for the third quarter of 2005 as compared to $505,002 for the third quarter of 2004, an increase of 98%.  We have also increased management fees over second quarter by 30%.  The increase in management fees is due primarily to the approval of the Tribes’ compact with the state of Oklahoma and the Tribes’ approval of our Class III gaming license, which has allowed the facility to begin offering blackjack, poker, and video poker.  In May 2005, we also opened a 150-seat restaurant.  The expanded gaming opportunities along with the new restaurant have increased patronage and significantly improved the profitability of this facility.  While the fourth quarter management fees will in all probability not exceed third quarter (a traditionally strong quarter) we anticipate substantial improvement over fourth quarter 2004 despite the impact of higher gas prices and anticipated higher home heating costs for our customers.  In the fourth quarter, we also anticipate additional competition that will come from other tribal gaming facilities in the Oklahoma City market and from Remington Park, a racetrack in Oklahoma City that will be allowed to offer the same type of gaming machines as the tribal locations.

First Nine Months – Management fees from Lucky Star Concho were $2,355,217 for the nine months ended September 30, 2005 as compared to $2,015,588 for the nine month ended September 30, 2004, an increase of 16.8%.  The increase is especially significant because we were able to earn greater management fees despite a decrease in our management fee percentage that took effect in May 2004.  As discussed above, the signing of the compact with Oklahoma in April 2005 has expanded the scope of gaming at this facility, which is directly responsible for the operating results in the first nine months of 2005 exceeding the operating results for the first nine months of 2004.  We are encouraged by the operating results and anticipate continued growth as compared to last year over the next three quarters despite negative economic factors (such as increased gas and home heating costs) and increased competition.

Lucky Star Clinton

Third Quarter - Management fees from Lucky Star Clinton were $427,699 for the third quarter of 2005 as compared to $357,020 for the third quarter of 2004, an increase of 19.8%. The increase in management fees is significant because we have reached capacity at this facility.  We are critically short of parking spaces. While we believe that the approval of the Tribes’ compact with the state of Oklahoma, and the Tribes’ approval of our Class III gaming license, which will allow the facility to offer blackjack, poker, and video poker in the future, provides opportunities for additional revenue growth, we currently do not have enough parking or a large enough facility to take advantage of these expanded gaming opportunities.  We have discussed with the Tribes the possibility of expanding both the Concho and Clinton facilities.  However, as of this time, we have not obtained the approvals necessary to go forward with our expansion plans.

First Nine Months – Management fees from Lucky Star Clinton were $1,285,571 for the nine months ended September 30, 2005 as compared to $1,225,199 for the nine month ended September 30, 2004, an increase of 4.9%.  As a result of improved performance overall at this facility, the increase in our management fee revenue is significant because this increase has occurred despite the decrease in our management fee percentage that took effect in May 2004.  We are encouraged by the operating results to date and anticipate continued growth over the next three quarters resulting from reconfiguring the gaming floor to accommodate the new gaming devices that are now permitted in the market, despite the limitations due to the size of the facility and space for parking and the negative economic factors discussed above.

Other Factors Affecting Net Income:

	Third quarter		Percentage Increase	First Nine months		Percentage Increase
Income/(Expense)	2005	2004	(Decrease)	2005	2004	(Decrease)
Income (Expense)
Southwest Entertainment, Inc	$(70,860)	$(73,306)	(3.3)%	$(139,067)	$(120,227)	15.7%
Corporate Expenses	552,419	1,506,145	(63.3)%	1,950,283	2,903,237	(32.8)%
Interest Expense (net)	(226,977)	(331,923)	(31.6)%	(745,594)	(862,214)	(13.5)%
Other (income) Loss	(41,465)	(4,992)	N/M	(42,480)	(690)	N/M
Effective tax rate	0%	42%	N/M	0%	42%	N/M
Minority interests	62,097	—	N/M	189,980	10,000	N/M
Discontinued operations, net of income taxes	0	0		0	(256,582)

N/M = Not Material

Southwest Entertainment, Inc. is a wholly owned subsidiary of Southwest Casino and Hotel Corp. that conducts concerts at the Gold Rush Palladium, a 1,200 seat outdoor amphitheater adjacent to the Gold Rush Casino.  We conduct musical events for the purpose of attracting people to Cripple Creek and our casino properties.

Third Quarter - During the third quarter, our shows in 2005 were not as well attended as our one show in 2004; however, we spent less on the Acts and on advertising.  As a result the loss in the third quarter 2005 was less than the loss in third quarter 2004.

First Nine Months - We incurred increased maintenance costs and rent for use of the property during the first nine months of 2005, as compared to the first nine months of 2004.

Corporate expenses decreased 63.3% in the third quarter due primarily to decreases in legal and accounting expenses. In the third quarter of 2004, we raised $2.6 million in convertible debentures and became a public company in a reverse merger transaction.  The legal and accounting costs associated with these transactions were substantial.   For the nine months ended September 30, 2005 and 2004, corporate expenses decreased 32.8%.  In addition to the reduction in legal and accounting expenses, we have also reduced our payroll costs and travel related expenses.  This reduction is somewhat offset by an increase in advisory fees incurred in connection with a contract entered into in July, 2004 and an increase in insurance expense, primarily related to the cost of Directors and Officers insurance for a public company and an increase in policy limits.  We anticipate corporate expenses in the fourth quarter will be consistent with the third quarter although in the first and second quarter of 2006, we anticipate spending additional funds on issues related to meeting Sarbanes-Oxley requirements.

Interest Expense decreased 31.6% for the third quarter of 2005 and 13.5% for the first nine months of 2005 as compared to 2004.  The decrease in interest expense is due primarily to an agreement with IGT to finance our player tracking system in Colorado and amortization of long-term debt in Colorado.  Interest expense in the fourth quarter of 2005 and for 2006 will be higher because we have borrowed $2,500,000 at 1% above prime in order to meet our funding obligation for NMHI.

Minority interest represents the allocation of NMHI expenses to MTR Harness, Inc., the other 50 percent member of NMHI, in accordance with our agreement to share expenses.  The increase in sharing of expenses in 2005 results from the Minnesota Racing Commission’s approval of NMHI’s racing licenses application.

Effective tax rates for all periods are lower than the federal and state statutory rates due primarily due to the valuation allowance for deferred tax assets and lack of certainty that net operating loss carryforwards available to offset future income will not be limited under Section 382 of the Internal Revenue Code of 1986.

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

On October 20, 2005, we entered into a new $2.5 million term loan agreement with Crown Bank of Minneapolis, Minnesota.  This loan accrues interest at a floating rate equal to prime plus 1 percent with a minimum interest rate of 7.5 percent per year and a current interest rate of 8 percent.  We are required to pay only accrued interest until April 2006, after which we will be required to repay the outstanding principal balance and accrued interest over 12 months, with final payment due April 30, 2007.  The repayment period may be extended if we meet certain business goals.  This obligation is guaranteed by us and secured by substantially all of our assets.  In addition, 12 shareholders of the Company have each guaranteed a portion of the principal amount of this loan.  As required by Crown Bank, the shareholder guarantors of this loan include James Druck, CEO, Thomas Fox, President and CFO, and Jeffrey Halpern, Chairman of the Board of Directors, who have each guaranteed repayment of up to $100,000 of principal and accrued interest.  As discussed above, the proceeds of this loan were used primarily to fund our capital requirements to NMHI under the member control agreement entered into in June 2004.  Our current cash flows from operations should be sufficient to meet our normal operating requirements including the terms of repayment for the $2.5 million loan during the next twelve months.  However, we will need additional equity and debt financing to fund the development of the racetrack and card room in Minnesota, and pay for the player tracking and slot accounting system installed in Colorado.

In consideration of our shareholders’ agreement to guarantee portions of the $2.5 million term loan from Crown Bank that we entered into on October 20, 2005, we issued 5-year fully-exercisable warrants to purchase 1,250,000 shares of its common stock to 12 shareholders.  Each shareholder guarantor received a warrant to purchase one share of common stock for each $2.00 of the term loan guaranteed by that shareholder.  Of these, warrants to purchase 1,100,000 shares of common stock have an exercise price of $.50 per share.  In consideration of each of their guarantees of $100,000 of loan proceeds, Jim Druck, CEO, Tom Fox, President and CFO, and Jeff Halpern, Chairman of the Board of Directors, each received a warrant to purchase 50,000 shares of common stock at a price of $.58 per share.  The $.58 per share exercise price represented the average closing market price of one share of Southwest Casino Corporation common stock over the 10 trading days immediately preceding the closing of the loan transaction.

We continue to review additional opportunities to acquire or invest in companies, properties and other projects that meet our strategic and return on investment criteria.  If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods.

Net cash provided by operating activities during the first nine months of 2005 was $1,473,646 compared to $1,846,737 during the first nine months of 2004, a decrease of $373,091. The decrease between periods is due primarily to a decrease in accounts payable and accrued expenses of $998,466 in the first nine months of 2005 and an increase in management fees receivable of $209,837 offset by an increase in accrued interest payable of $233,744.

Net cash used in investing activities for the first nine months of 2005 was $(803,961) compared to net cash used in investing activities of $(3,103,547) during the first nine months of 2004, a decrease of $2,299,586.

The decrease in use of cash in 2005 is primarily due to the absence of an investment in the Rockaway Beach initiative of $2,242,166 that occurred during the first nine months of 2004.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $246,286 compared to net cash provided by financing activities for the nine months ended September 30, 2004 of $1,842,232, a decrease of $1,595,946.  Funds in the amount of $2,449,760 were provided by the issuance of convertible debentures in 2004.  In 2005, our minority partner in NMHI provided $1,140,325. Payments on short-term and long-term borrowings in 2005 were approximately $943,000 and $618,000 in 2004, which is an increase of $325,000.

Line of Credit.  We have refinanced our $450,000 line of credit as of October 20, 2005 with Crown Bank and it is now due on April 30, 2007 with a variable interest rate (currently 8% per year). At September 30, 2005, approximately $446,000 had been drawn on the line of credit.  The credit line is guaranteed by us and secured by substantially all of our assets.  In addition, James Druck, CEO, Thomas Fox, President and CFO, and Jeffrey Halpern, Chairman of the Board of Directors have each guaranteed repayment of up to $100,000 of principal and accrued interest, which guarantee applies to both the $2.5 million term loan and the revolving line of credit.

Promissory Note.  We have entered into a collateral agreement and promissory note to secure a $500,000 bond related to the development of North Metro Harness Initiative, LLC.  The promissory note was renewed on May 1, 2005, due on June 1, 2006, with a variable interest rate (currently 8% per year).  At September 30, 2005, the note had not been drawn.  On October 19, 2005, we and MTR-Harness, Inc., which also owns 50 percent membership interest in NMHI, each made capital contributions of $250,000 to NMHI.  NMHI used these capital contributions to purchase a $500,000, 30-day certificate of deposit from Associated Bank.  This certificate of deposit now secures a $500,000 promissory note and letter of credit that, in turn, secure a $500,000 bond issued for the benefit of the Minnesota Racing Commission.  NMHI must maintain this bond under the terms of the class A and B racing licenses it holds from the Minnesota Racing Commission.  The certificate of deposit replaces a security interest in the proceeds of the Third Amended and Restated Gaming Management Agreement between Southwest Casino and Hotel Corp. and the Cheyenne and Arapaho Tribes of Oklahoma and the personal guarantees of the directors of Southwest Casino Corporation that had previously secured the $500,000 promissory note.

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

Although, the short-term effect on us of such competitive developments generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We believe that the geographic diversity of our operations, our service training, our rewards and customer loyalty programs, and our continuing efforts to improve our facilities will insure continued customer loyalty and will enable us to face the competitive challenges present within our industry.

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

Economic Uncertainties:

The recent economic disruptions and resulting increases in energy costs caused by hurricanes Katrina and Rita have impacted our customers and our markets.  Since our properties are not located within population areas, our customers are required to drive to our location or be transported by bus.  The recent spike in gas prices directly affects both of these means of transportation.  In addition, many of our customers could be impacted by increased heating costs this winter.  We have seen an easing of gas prices in recent weeks, so we are hopeful that there will not be a long-term impact on the ability of our customers to frequent our locations.

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

Risk Factors

There are a number of material risks that could cause our actual results to differ materially from those anticipated by us or that are reflected in any of our forward-looking statements.  These factors, which may impact the success of our operations and our ability to achieve our goals, include, but are not limited to, the following:

1.             Risks related to our financial condition:

We have substantial financial obligations related to our recently announced loan transactions.  On October 20, 2005, we entered into a new loan agreement with Crown Bank of Minneapolis, Minnesota for a $2.5 million term loan and a $450,000 revolving line of credit.  We borrowed the entire $2.5 million available under the term loan and approximately $446,000 under the revolving line of credit, which is due April 30, 2007.  The primary purpose for the $2.5 million term loan was to make capital contributions to North Metro Harness Initiative, LLC, in which we own a 50 percent membership interest.  We will pay only the accrued interest on the $2.5 million term note until we must repay the outstanding principal and interest on the note in 12 equal installments of approximately $225,000 per month beginning in April 2006.  Under the terms of the $2.5 million term loan, the repayment period will be extended if we meet certain performance requirements.  However, if the repayment period is not extended or we are unable to raise additional capital from other sources, repayment of these obligations will require substantially all of our operating cash flow and thus make it more difficult to meet other financial obligations as they become due, reduce cash flow available for operations, limit our ability to pursue new gaming opportunities and expansion or improvement of our existing gaming facilities, expose us to risks inherent in interest rate fluctuations because these are variable rate loans, and place us at a disadvantage compared to competitors that may have less debt.  If we fail to meet any of our repayment obligations under the term loan or the revolving line of credit, and Crown Bank elects to pursue its rights against us for that failure, our business, operating results and financial condition will be harmed.

The restrictive covenants in our loan agreement with Crown Bank limit our ability to conduct our business and respond to changing business conditions and may place us at a competitive disadvantage relative to companies that are subject to fewer restrictions.  We are required to comply with several affirmative and negative covenants in our loan agreements with Crown Bank, which, among other things, limit our ability to incur additional debt, liens, loans and investments, dividends, disposition of assets, consolidations or mergers, expenses incurred in pursuit of additional gaming opportunities and other matters customarily restricted in these agreements.  Some of these limitations are subject to thresholds and exceptions.  These restrictions could limit our ability to obtain future financing, make needed capital expenditures, withstand a business downturn or otherwise conduct necessary corporate activities.  These restrictions could also hamper our ability to respond to changing business or economic conditions.  Transactions that we view as important business opportunities may require the consent of Crown Bank under our loan agreement, which consent Crown Bank may withhold or grant subject to conditions that reduce the attractiveness of the transaction.

We cannot assure you that we will be able to comply with all of these restrictions at all times.  A breach of any of the restrictions and covenants in our loan agreement could lead to a default, notwithstanding our ability to meet our payment obligations.  If a default occurs, Crown Bank will have a range of remedies available, including declaring all debt due and payable immediately and foreclosing on assets securing the loan, any of which could have a material adverse effect on us.

The termination or expiration of our current Oklahoma management agreement would have a material adverse effect on our business, operating results and financial condition.  Our Gaming Management Agreement with the Cheyenne and Arapaho Tribes of Oklahoma will expire on May 19, 2007.  The management fees we receive under this agreement are the primary source of our operating revenue and are expected to be the primary source of revenue from which we will service the $2.5 million term loan and the revolving line of credit from Crown Bank.  Any extension of the Gaming Management Agreement beyond May 19, 2007 can only occur with the consent of the Tribes and the approval of the National Indian Gaming Commission.  We cannot provide any assurance that the Tribes will grant an extension of the Gaming Management Agreement or if granted, that an extension would be approved by the NIGC.  In addition, even if granted and approved, the NIGC and the Tribes have the power to unilaterally terminate or void the Gaming Management Agreement under certain circumstances, without any recourse by us.  If the Gaming Management Agreement is not extended beyond May 19, 2007, or if it is unilaterally terminated, it would eliminate the primary source of our operating revenue and have a material adverse effect on our ability to repay our outstanding indebtedness and on our business, operating results and financial condition.

We have incurred substantial operating losses and are uncertain with respect to achieving future profitability.  We have incurred substantial operating losses since inception and had an accumulated deficit of $10,632,175 as of September 30, 2005. These losses are primarily the result of expenses related to our ongoing pursuit of new gaming opportunities.  There can be no assurance that we will be able to achieve or maintain profitability on a quarterly or annual basis in future periods.  Our future operating results will depend upon a number of factors, including (a) the continuation and future profitability of our Oklahoma and Colorado Operations; (b) our ability to maintain our current gaming licenses and to obtain additional gaming licenses for new or expanded gaming facilities; (c) our ability to continue to maintain our contractual and working relationships with the Cheyenne and Arapaho Tribes of Oklahoma and to establish working relationships with other Native American tribes involved in gaming; and (d) our ability to successfully identify, secure licensing and maintain all necessary approvals and funding related to any additional future gaming opportunities.

We will need to raise substantial additional capital in the future and we may not be able to raise these funds when needed and on acceptable terms. We anticipate that we will need substantial additional funding to meet our financial obligations and effectuate our plans to develop a harness racing track and card room in Minnesota, provide working capital to meet current and future obligations, and fund additional gaming projects we may choose to pursue, including expansion of our gaming facilities in Colorado and the facilities we manage for the Cheyenne and Arapaho Tribes of Oklahoma.  Failure to meet our capital commitments related to the harness racetrack and card room could lead to a dilution of our ownership interest in that project.  Moreover, our operating plans and financing needs are subject to change depending on, among other things, market conditions and opportunities; land, equipment or other asset-based financing that may be available in connection with our development of gaming facilities; cash flow from operations, if any; and the number of new gaming projects that we pursue. While additional funds may be provided through borrowings from institutional investors or project partners, equipment leasing or other forms of debt or equity financing, we do not have any unconditional commitments relating to additional financing and we cannot assure you that additional financing will be available when needed. Even if financing is available when required, we cannot assure you that it will be on terms favorable to us and our security holders in terms of cost or dilution.

We face several litigation threats related to our June and July 2004 sale of convertible promissory notes that could be costly to defend and harm our business.  In June and July 2004, Southwest Casino and Hotel Corp. sold an aggregate of $2,634,000 of convertible promissory notes to accredited investors.  These notes converted into shares of Southwest Casino Corporation common stock in connection with our reverse merger into Lone Moose Adventures, Inc. on July 22, 2004.  A group of loosely affiliated investors who participated in that offering, each of whom represented to us that they were “accredited” as defined by Rule 510(a) of the Securities Act of 1933, as amended, have demanded rescission of their investments and threatened to bring a lawsuit against us and our directors based on what they allege were inadequate disclosures by us at the time of the offering.  We believe these demands for rescission are without merit and have been working with these investors to reach a resolution without litigation that is not unduly burdensome on the Company or our other shareholders.  While we have had settlement discussions, we cannot assure you that we will be able to resolve these claims on a reasonable basis, if at all.  While we believe these claims are without merit, defending any lawsuit that involves alleged violations of securities laws would be expensive and require significant time and attention from our management.  If we were unsuccessful in defending these threatened claims, it could result in large damage awards that we would be required to pay.  The costs of defending these claims, as well as any damages we may be required to pay, could ultimately harm our business, operating results and financial condition by, among other things, adversely affect future gaming license applications and renewals and our ability to raise additional financing in the future.  In addition, a former investment adviser who assisted us with that 2004 offering has filed a demand for arbitration regarding fees and indemnification rights alleged to be owed by us under an advisory agreement the former advisor terminated. We are now responding to the arbitration demand, which we intend to defend vigorously.  If unsuccessful in this defense, an arbitration award against us could adversely affect our business and finances.

2.             Additional risks related to Our Native American gaming projects:

The National Indian Gaming Commission has expressed concern about the distribution of gaming proceeds by the Cheyenne and Arapaho Tribes of Oklahoma, for whom we manage casinos, which could have a material adverse effect on our business.  In December 2004, the NIGC notified the Cheyenne and Arapaho Tribes of Oklahoma that the NIGC is concerned the Tribes are not distributing properly the net revenue they receive from gaming operations.  The NIGC’s concerns relate to the use of gaming revenue after we have distributed it to the Tribes and are not related to our management of the Tribes’ casinos.  However, if the NIGC determines that the Tribes have committed a substantial violation of the Indian Gaming Regulatory Act, NIGC rules, or the Tribes’ gaming ordinance, it could bring an enforcement action against the Tribes.  If an enforcement action were successful, potential penalties range from fines to, in extreme cases, an order closing the Tribes’ gaming operations.  Even though the NIGC’s concerns are not related to our management of the Tribes’ casinos, closure of these facilities would eliminate the primary source of our operating revenue and have an immediate and material adverse impact on our business, operating results and financial condition.

We have limited recourse against Indian Tribes, including the Cheyenne and Arapaho Tribes of Oklahoma.  Indian tribes are sovereign nations that are generally immune from legal proceedings commenced in state or federal courts, and congressional policy has mandated the limited liability of Indian tribes. In addition, because regulatory authorities have broad discretion when granting, renewing or revoking licenses, approvals and other clearances related to the development, management or operation of gaming facilities, an Indian tribe that desires to terminate a management contract with a third party management company may simply elect to refuse to renew a tribal gaming license based upon a minor technical default.  As a result, repayment of any funds advanced by us to, or on behalf of, tribes in connection with the development or expansion of a gaming facility, and any additional return from participation in payments made under gaming management agreements, will depend upon (a) our ability to enter into, and obtain requisite regulatory approval with respect to, effective management agreements; (b) the successful development and operation of the gaming facility; and (c) in light of our limited recourse against any tribe for breach of any agreement, the willingness of the tribe to comply with its obligations under the applicable agreement.

For the foregoing reasons, if a tribe were to breach a management agreement with us, our sole recourse to collect amounts owed to us under our agreements with that tribe may be to attach undistributed or future proceeds, if any, from the operation of the tribe’s gaming facilities. If gaming operations fail to develop or, if developed, cease to operate for any reason, our prospects for payment of amounts owed to us are minimal.  Accordingly, if we advance or guarantee an advance of significant funds to tribes for the development, construction and furnishing of gaming facilities, we may not be able to recover those funds or have a viable source for repayment of any funds we are required to expend under a guarantee agreement.

We face special risks related to investments in Indian gaming facilities.  Investment in Indian gaming facilities involves numerous special risks in addition to those usually associated with contractual arrangements or real estate development. Advances made by us to develop, construct and equip Indian gaming facilities will not result in our ownership of, or any security interest in, the gaming facilities located on Indian land or in the Indian land itself.  Our ability to build and maintain healthy personal and professional relationships with tribes and their officials is critical to the success and longevity of our current and proposed gaming activities and our ability to successfully obtain, develop, effectuate, retain and renew management or other types of service agreements.  As sovereign nations, tribes establish their own governmental systems under which tribal officials as well as tribal boards, commissions, committees and other bodies are subject to replacement by appointment or election and to policy changes.  Our relationship with a tribe could deteriorate for various reasons, including a change in tribal government or tribal policies.  Deterioration in the relationships between us and individual officials or collective bodies of any tribes with whom we deal could have a material adverse effect on our business and operations.  Similarly, our business relationships with Indian tribes, and revenues generated through service agreements with Indian tribes, could be adversely affected or even eliminated as the result of regulatory or judicial actions taken against the tribe itself, or against a tribe’s leaders or members as individuals. In addition, any investigation of an Indian tribe or tribal member that we work with could lead to an investigation of our relationship with that tribe or tribal member.  Each of these special risks applies to our continuing relationship with the Cheyenne and Arapaho Tribes of Oklahoma.

Our facilities, and operations, as well as our key personnel and some of our security holders, are subject to government and tribal background investigations and the failure to satisfactorily complete these investigations could harm our business.  Our facilities and business operations on Indian land are subject to approval, regulation and oversight by, among others, the National Indian Gaming Commission, the Bureau of Indian Affairs, the Secretary of the Interior and various tribal authorities. For example, all management agreements (and extensions or renewals of such agreements) for Class II or Class III gaming facilities on Indian land must be approved by the NIGC and the terms of these management agreements must conform to various NIGC requirements. The NIGC will not approve management agreements for Class II Indian gaming facilities (such as our Oklahoma operations) unless federally conducted background checks of our directors and officers, some of our security holders, and other parties interested in our management agreements have been completed satisfactorily. States entering into tribal-state compacts under which we may manage Class III gaming facilities may have similar (or more stringent) requirements for background checks.  Failure to complete these investigations satisfactorily could adversely affect our business and operations.  Although the NIGC has approved our current management agreement with the Cheyenne and Arapaho Tribes of Oklahoma and extensions to that agreement, as we pursue additional Indian and non-Indian opportunities (or as new directors or management personnel are added), we cannot assure you that the necessary background investigations will be completed satisfactorily.

3.                                      Risks related to Our development of the North Metro Harness Initiative racetrack and card room:

North Metro’s racing licenses are subject to two legal challenges.  An anti-gambling citizens group has filed two lawsuits in efforts to overturn the Class A and B racing licenses granted to North Metro by the Minnesota Racing Commission.  The first lawsuit, filed in Ramsey County District Court, asserted that members of the Minnesota Racing Commission had violated Minnesota’s “Open Meeting Law” in the course of its consideration of North Metro’s license application.  The Court granted the Racing Commission’s motion for summary judgment and dismissed this case in its entirety on June 23, 2005.  The anti-gambling group filed an appeal of the dismissal of its claims with the Minnesota Court of Appeals on August 27, 2005 and we are in the process of defending that appeal.

In addition, on March 10, 2005, the anti-gambling group filed a petition with the Minnesota Court of Appeals appealing the Minnesota Racing Commission’s grant of Class A and Class B licenses to North Metro.  The anti-gambling group challenges the validity of the Commission’s actions and seeks to have North Metro’s racing licenses overturned.  The parties to this appeal have filed all of the briefs in this case and are now waiting for the appellate court to schedule a hearing on the matter.

We cannot predict the outcome of either of these cases.  If the anti-gambling group should prevail and North Metro’s licenses are overturned, North Metro would be unable to develop the harness track.  If North Metro is unable to develop the harness track and card room, we will not realize any revenue or profit from the operation of the proposed facility.  In addition, we would experience a substantial loss on our investment in North Metro that would have a material adverse effect on our business, operating results and financial condition.

North Metro is unlikely to complete the debt financing needed to fund development of the North Metro racetrack and card room until the pending litigation is resolved.  North Metro originally intended to fund the development of its racetrack and card room with capital contributions from us and MTR-Harness totaling $10 million and a debt financing of approximately $37 million.  Because of the pending legal challenges to North Metro’s Class A and B racing licenses, North Metro is not currently able to complete that debt financing.  Because North Metro cannot complete the debt financing, we and MTR have funded and will likely continue to fund all of North Metro’s operations through capital contributions until the legal challenges have been resolved.  Due to the unpredictable nature of litigation, we cannot predict if or when North Metro will complete its debt financing.  If North Metro is unable to complete its debt financing on a timely basis, we may be required to make additional capital contributions to North Metro in excess of the capital contributions described elsewhere in this report in order to maintain our 50 percent ownership interest in North Metro.  In addition, we cannot assure you that financing on the terms originally available to North Metro will be available if and when the litigation is ultimately resolved in North Metro’s favor.  If North Metro is unable to secure financing on acceptable terms at such time, North Metro may be prevented from developing its racetrack and card room.  If North Metro is prevented from developing its racetrack and card room, this will likely have a material adverse effect on our business, operating results and financial condition.

North Metro has purchased the real property on which it intends to develop the racetrack and card room even though the litigation challenging North Metro’ racing licenses is not resolved, which investment could result in a loss to North Metro if the litigation is successful.  Because the option agreements under which North Metro purchased the real property on which it intends to build its racetrack and card room could not be extended on terms favorable to North Metro, Southwest and MTR-Harness, Inc., the other 50 percent owner of North Metro, elected to exercise those options and purchase the real property, even though legal challenges to North Metro’s racing licenses have not been resolved.  The total purchase price paid by North Metro for the land was approximately $10 million, including prior option payments.  If the racing licenses are ultimately overturned as a result of the pending litigation, North Metro will own the real property but will not be able to develop the racetrack and card room on it.  While we believe the real property will have significant value for uses other than a racetrack and card room, we cannot assure you that North Metro will be able to recoup the purchase price of the property in a sale or sell the property in a timely manner.  If North Metro is unable to recoup its investment in the real property, the value of our investment in North Metro will be materially adversely affected.

North Metro may have difficulty receiving required approvals from the Township of Columbus in the future.  On August 24, 2005, the Columbus Township Board approved an extension of North Metro’s zoning approval for its racetrack and card room project until August 25, 2006.  North Metro now has until August 25, 2006 to begin construction of the harness track or receive an additional extension of its zoning approval.  The Town Board approved the extension by a 3-2 vote.  Two board members who were elected after running campaigns in which they opposed the North Metro development voted against the extension and three members who have supported our project in the past voted for it.  Elections for Town Board members will be held in March 2006 and we expect, among others, additional opponents of the North Metro project to seek election at that time.  While we cannot predict whether an opponent of the North Metro project would win such an election, there is a risk that after March 2006 we will be forced to work with a Town Board on which the majority of members oppose the North Metro development.  If that occurs, it may be difficult, or even impossible, for us to receive approvals for another extension of our zoning approval, if required, or to make other changes to the project that require the consent of the Town Board.  If we are unable to begin construction of the racetrack or secure an extension of the zoning approval before August 25, 2006, we may be prevented from developing the harness track and card room.

Delays in developing North Metro’s racetrack and card room caused by the pending legal challenges to North Metro’s racing licenses have and will continue to increase the cost of the project.  Because the racetrack and card room facility that North Metro intends to develop will be built for that specific purpose and will have little or no value for other uses, North Metro cannot proceed to construct the facility until we are confident that its racing licenses will not be overturned in connection with the pending legal challenges.  Thus, the legal challenges have caused and will continue to cause significant delays in developing the North Metro project.  These delays have caused and are likely to continue to cause the costs of developing the facility to increase due to, among other things, rising interest rates and borrowing costs, rising construction and labor costs, rising energy prices, and general inflation.  If North Metro’s racing licenses are upheld, these rising costs will increase the ultimate development costs for the North Metro facility which will, in turn, delay and reduce the amount of revenue and profit generated by North Metro and available for distribution to us.

Actions by the Minnesota state legislature may reduce the value of Our investment in North Metro.  During the most recent Minnesota legislative session, legislative initiatives were introduced to expand the scope of gaming to permit slot machines (commonly referred to as a “racino”) at Canterbury Park, the other Class A licensed pari-mutuel wagering racetrack in the state, without affording North Metro the same expansion in its scope of gaming.  While these initiatives were unsuccessful, if any legislation should pass in the future that excludes North Metro from any gaming expansions afforded to Canterbury Park or Native American tribes, it would have a material adverse effect on North Metro’s proposed operations.  Similarly, any expansion of gaming in Minnesota, whether Native American gaming or otherwise, that excludes North Metro could also have a material adverse effect on North Metro and its business.  In addition, the legislature considered, but did not adopt, a significant tax on card room revenue that, if passed, would significantly reduce net revenue generated by North Metro.

To date, North Metro has been unsuccessful in its efforts to secure legislative authorization to offer simulcast wagering on all breeds of horse racing (under current law, North Metro may only simulcast harness races).  North Metro has also been unsuccessful to date in its efforts to eliminate the requirement that we hold 50 days of live harness racing before we begin card room operations.  These proposed changes (especially with regard to all-breed simulcasting) would have a significant positive impact on North Metro’s operating results.  However, we cannot assure that we will ever be successful in achieving either of these legislative changes.

4.             Regulatory risks related to our participation in the gaming industry:

We, and the gaming industry as a whole, are heavily regulated and any change in the regulatory environment could have a material adverse effect on our business and operations.  The gaming industry is highly regulated at the federal and state levels and gaming on tribal land is further regulated by the National Indian Gaming Commission and the Bureau of Indian Affairs. The process of complying with all applicable government and tribal regulations is complex and requires us to expend substantial time and resources. We cannot assure you that we will be able to comply on a continuous or timely basis with all applicable regulations.  Further, delays in compliance, or failure to comply, could have a material adverse effect on our business, financial condition, results of operations and our ability to maintain and obtain needed licenses. Changes in existing regulations or the adoption of new regulations at the federal level or in the states in which we operate or pursue new opportunities could delay or prevent our compliance with those regulations. Our failure to comply with applicable laws or regulations, whether federal, state or tribal, could result in, among other things, the termination of management agreements to which we are a party or the suspension of some of our operations, both of which would have a material adverse effect on our business.

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

All licenses that have been or may be obtained by us or our affiliates are subject to various conditions and in many cases will be subject to renewal.  Notwithstanding the fact that we have earned a good reputation at federal, state and tribal levels relative to compliance and licensing ability, there is always the possibility that a failure to comply with gaming regulations or the conditions of any license we hold could have an adverse effect upon our ability to secure, maintain or renew our gaming licenses.  We were fined $50,000 by the Colorado Division of Gaming in June 2004 for failure to properly maintain and review statistical data on slot machine performance after receiving a warning letter regarding this deficiency and failing to comply with its recommended action for correction of the deficiency. We entered into a Stipulation and Agreement with the Colorado Limited Gaming Control Commission in which we admitted that we failed to comply with the applicable gaming regulations and agreed to take corrective action immediately. As part of these proceedings, James Druck, in his capacity as Manager of the facility in question, without any admission of guilt, agreed to take the steps required to insure our compliance in this matter and, further, agreed to pay the sum of $5,000 to Colorado’s Limited Gaming Fund as reimbursement for expenses incurred by Colorado in this investigation.  It is difficult to predict with any certainty whether, and to what extent, this occurrence may have a material adverse effect on our business or adversely affect our ability and the ability of our key personnel to obtain or retain required licenses in Colorado. In addition, we must disclose this violation to other jurisdictions in which we hold or apply for gaming licenses. It is difficult to predict what impact, if any, that disclosure may have on our licensability in those jurisdictions.

5.             Risks related to the gaming industry generally:

We face intense competition in the gaming industry.  The gaming industry, including the development, operation and management of racetracks and other types of facilities, is highly competitive, especially given the rapid rate at which the industry is expanding. For example, a number of management companies may make proposals to a particular tribe for the development and management of a single Indian gaming facility, and any gaming facilities developed or managed by us will compete with a rapidly expanding number of other gaming facilities of varying quality and size, including gaming facilities that are part of national or regional chains, and other forms of gaming and entertainment. Many of our competitors have substantially greater financial and personnel resources than we do. Competition in the future may also be affected by overbuilding which can adversely affect patronage levels. Given the current regulatory climate and limited number of lucrative gaming opportunities available, competition is likely to become more intense in the future.

We face risks associated with our pursuit of new gaming projects.  We have pursued, are pursuing, and will continue to pursue new gaming projects that involve substantial pre-development commitments of time and money with no assurance we will receive the approvals needed to develop and operate the proposed gaming facility. A number of these projects require legislation or voter approval, which not only increases the cost of such projects but also increases the risk the project will not be approved and extends the time required to obtain licenses, complete development and begin operations.  In addition, gaming projects may be controversial in some areas and face significant opposition from competitors or individuals and groups opposed to gaming on moral grounds.  In addition to increasing the costs and difficulties in obtaining required approvals for gaming projects, these opponents may also use litigation to try to delay or block new projects.  For example, we have received all required approvals to develop a harness racetrack in Anoka County, Minnesota, but a group opposed to gaming on moral grounds has filed two separate lawsuits in attempts to block the project.

We will continue to face legislative and judicial hurdles and adverse legislative and judicial changes.  The legislative and judicial environments related to Indian and non-Indian gaming are dynamic and change rapidly. Any federal, state or tribal action, adverse legislation, or judicial or regulatory ruling that limits gaming or constricts the scope of our gaming operations could have a material adverse effect on the gaming industry or our operations and financial condition. For example, in 2002 we had a profitable consulting arrangement with the Alabama-Coushatta Tribes of Texas that was terminated due to an adverse federal district court ruling in favor of the State of Texas.

We face risks related to the nature of the gaming industry, including adverse economic and political conditions and changes in the legislative and land use regulatory climate.  Similar to investment in other entertainment enterprises, adverse changes in general and local economic conditions may adversely impact investments in the gaming industry.  Examples of economic conditions subject to change include, among others, (a) competition in the form of other gaming facilities and entertainment opportunities; (b) changes in regional and local population and disposable income; (c) unanticipated increases in operating costs; (d) restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations; (e) risks inherent in owning, financing and developing real estate as part of our casino operations; (f) the inability to secure property and liability insurance to fully protect against all losses, or to obtain such insurance at reasonable costs; (g) seasonality; (h) changes or cancellations in local tourist, recreational or cultural events; and (i) changes in travel patterns or preferences (which may be affected by increases in gasoline prices, changes in airline schedules and fares, strikes, weather patterns or relocation or construction of highways, among other factors).

6.             Additional miscellaneous risks relating to our business:

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

We will also be required to recruit and retain a significant number of management, administrative and other employees for any of our proposed gaming facilities that may come to fruition.  We anticipate that we will be required to develop and undertake a major training program at each new facility that we may develop or manage.  In addition, with regard to facilities on Indian land, we will generally be required to recruit and give preference to individuals of Native American heritage in order to comply with various tribal employment rights ordinances that have been adopted by most tribes, including the Cheyenne and Arapaho Tribes of Oklahoma. While we believe that we will be able to attract and retain a sufficient number of employees to satisfy our current and future requirements, the competition for such employees, particularly at the management level, will increase significantly in the future if the gaming industry expands throughout the United States.  There can be no assurance that we will be able to attract and retain the personnel required to successfully operate our business.

In addition, now that we are conducting our gaming operations as a publicly owned corporation, we are subject to regulations under state and federal securities laws such as the Securities Act of 1933, the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002. Compliance with these laws and regulations will require that we add personnel and recruit independent members for the Board of Directors. All of these directors and some new personnel must complete background investigations before joining our company or performing services for us. Requiring potential directors and employees to complete these investigations may make it more difficult to recruit qualified candidates and delays in completing background investigations could adversely impact our business and, in the case of director candidates, our ability to comply with Sarbanes-Oxley Act requirements regarding director independence on a timely basis.

The success of our current operations and our future growth potential are dependent upon our relationship with and the performance of certain third parties.  The successful operation of our various proposed gaming facilities will be dependent to a significant extent on the efforts of third parties.  For example, (a) with respect to any facility located on Indian land, we will not own the facility and will depend on the performance by a tribe of its obligations under the applicable management agreement; (b) with respect to the harness racing track and card room proposed for Minnesota, the success of that project will depend to a great extent on the expertise of our 50 percent partner in that venture, MTR-Harness, Inc., an affiliate of MTR Gaming Group, Inc., in managing racing facilities as well as the ability of our financing sources to meet their commitments to us; and (c) with respect to any other project pursued by us, we may need to form partnerships or secure third party funding in order to meet the financial requirements that will likely transcend our own financial resources. The failure of any third party to perform its contractual obligations to us could have a material adverse effect on our business and operations.  In addition, depending upon the structure of any particular joint venture, we may be held responsible for the acts or omissions of our co-venturers.

The requirements of being a public company strain our resources and distract management. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.  These requirements place a strain on our personnel, systems and resources.  The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight is required.  This diverts management’s attention from other business concerns, which could have a material adverse effect on our business, operating results and financial condition.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  We will evaluate our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting.  We will perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-

Oxley Act.  While we anticipate fully implementing the requirements relating to internal controls and all other aspects of Section 404 by our December 31, 2007 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC.  This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets, and could cause our stock price to decline.  In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC.  If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner.

7.             Risks relating to our common stock:

We have the ability to issue shares of preferred stock, which may reduce the value of our common shares and the rights of common shareholders.  Our shareholders have authorized the issuance of up to 30 million shares of preferred stock with rights and preferences to be determined by our Board of Directors.  No shares of preferred stock are outstanding and we do not have a current intent to issue any shares of preferred stock, although we reserve the right to do so in the future.  It is not possible to determine the actual effect of the authorization and issuance of the preferred stock on the rights of our shareholders until our Board determines the rights of the holders of a series of preferred stock.  However, such effects might include, among other effects:

•                  restrictions on the payment of dividends to holders of common stock;

•                  dilution of voting power to the extent that holders of preferred stock are given voting rights;

•                  dilution of equity interest and voting power if the preferred stock is convertible into common stock;

•                  restrictions upon any distribution of assets to the holders of common stock upon liquidation or dissolution, and restrictions upon the amounts of merger consideration payable to the holders of common stock upon a merger or acquisition of Southwest, until the satisfaction of any liquidation preference granted to the holders of preferred stock;

•                  redemption rights for holders of preferred stock that may restrict the availability of revenue for other corporate uses, including the payment of dividends; and

•                  special voting rights for holders of preferred stock in connection with major corporate actions such as mergers, acquisitions or other transactions.

In addition, any particular issuance or series of preferred stock could, depending on the terms, make it more difficult or discourage any attempt to obtain control of our company by means of a merger, tender offer, proxy contest or other means.  Issuance of preferred stock could have the effect of diluting the stock ownership of persons seeking control of our company, and the possibility of such dilution could have a deterrent effect on persons seeking to acquire control. The Board also could, although it has no present intention of so doing, authorize the issuance of preferred stock to a holder who might thereby obtain sufficient voting power to assure that any proposal to effect certain business combinations or amend our Articles of Incorporation or Bylaws would not receive the required shareholder approval. Accordingly, the power to issue shares of preferred stock could enable the Board to make it more difficult to replace incumbent directors and to accomplish business combinations opposed by the incumbent Board.

Because our common stock is traded on the OTC Bulletin Board, your ability to sell shares in the secondary trading market may be limited.  Our common stock is traded currently on the over-the-counter market on the OTC Bulletin Board.  Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media, if any, of our company.  As a result, prices for shares of our common stock may be lower and more volatile than might otherwise prevail if our common stock was quoted on the Nasdaq Stock Market or traded on a national securities exchange like The New York Stock Exchange or American Stock Exchange.

Because our shares are “penny stocks,” it may be difficult to sell them in the secondary trading market.  Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called “penny stocks,” which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues.  Since our common stock currently trades on the OTC Bulletin Board at less than $5.00 per share, our common stock is a “penny stock” and may not be traded unless a disclosure schedule explaining the penny stock market and associated risks is delivered to a potential purchaser before any trade.

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

If the broker-dealer does not follow these penny stock rules, the investor has no obligation to purchase the shares.  The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our shareholders, therefore, may have more difficulty selling their shares in the secondary trading market.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005.  Based on that evaluation, and after review of policies and procedures adopted in response to material weaknesses in our internal controls identified by our external auditors, and described under “Changes in Internal Controls” below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Controls

We made the following changes in our internal control over financial reporting during the nine months ended September 30, 2005 in response to material weaknesses identified by our external auditors related to their audit of our financial statements for 2004:

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Items 3 and 9 of our Annual Report on Form 10-KSB, filed March 31, 2005, for a description of Our pending legal proceedings.

On September 1, 2005, an anti-gambling group filed an appeal with the Minnesota Court of Appeals of an Order for Summary Judgment granted by the Second District Court of Ramsey County, Minnesota.  In this appeal, the anti-gambling group seeks to overturn an order in favor of the Minnesota Racing Commission that dismissed with prejudice all claims that members of the Minnesota Racing Commission had violated the state’s “Open Meeting Law” while considering whether to grant Class A and B racing licenses to North Metro Harness Initiative, LLC.  North Metro Harness Initiative, LLC, in which Southwest holds a 50 percent membership interest, intervened in this case.  North Metro does not believe the Racing Commission violated the Open Meeting Law and believes that even if it a violation of the Open Meeting Law occurred the remedies for that violation do not include invalidation of its racing licenses.  However, if the court finds a violation of the open meeting law and holds that the violation can invalidate North Metro’s licenses, the invalidation of the licenses would prevent North Metro from developing the racetrack and card room and prevent us from realizing any revenue or profit from this project.

On September 23, 2005, MBC Global, LLC filed a demand for arbitration of claims that MBC Global is entitled to additional compensation and indemnification under the terms of a letter agreement regarding advisory services between Southwest Casino and Hotel Corp. and MBC Global, LLC dated July 1, 2004.  MBC Global terminated the letter agreement on April 26, 2005 and seeks payment of fees and reimbursement of expenses alleged to be owed under the letter agreement, as well as indemnification for legal expenses incurred by MBC Global in disputes with third parties.  Southwest has asserted counterclaims for all amounts previously paid to MBC Global under the letter agreement, for amounts paid to third parties in connection with disputes alleged to have been caused by MBC Global, and for indemnification against certain claims that may arise in connection with a 2004 offering by Southwest in which MBC Global participated.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders at our corporate offices on July 14, 2005. At that meeting our shareholders elected three directors, all of whom had previously served as Southwest directors, approved three amendments to our articles of incorporation, and confirmed the selection of EideBailly LLP as our independent registered public accounting firm and auditors for the fiscal year ending December 31, 2005.  The votes on each of these matters were as follows:

Election of Directors:

	For	Against	Abstain	Broker Non-vote
James B. Druck	11,933,086	975,914	45,471	0
Thomas E. Fox	11,586,836	1,322,164	45,471	0
Jeffrey S. Halpern	11,933,086	975,914	45,471	0

Proposal #2, to amend the Articles of Incorporation to authorize the issuance of 30 million shares of “blank check” preferred stock, par value $0.001, with rights, preferences and designations to be determined by the Board of Directors.

For	Against	Abstain	Broker Non-vote
11,297,963	1,611,037	103,651	166,738

Proposal #3, to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 50 million to 75 million.

For	Against	Abstain	Broker Non-vote
11,686,954	1,222,064	61,081	0

Proposal #4, to add a provision to the Articles of Incorporation that gives the company the right to redeem outstanding shares of capital stock from any shareholder if continued ownership of those shares by that shareholder would jeopardize any gaming license, approval, franchise, consent or management contract held by the company.

For	Against	Abstain	Broker Non-vote
11,524,164	1,384,836	69,975	166,738

Proposal #5, to confirm the selection of EideBailly LLP as public accountants and independent auditors for the fiscal year ending December 31, 2005.

For	Against	Abstain	Broker Non-vote
11,649,328	1,259,672	207,703	0

A copy of our Articles of Incorporation, as amended at the annual meeting of shareholders, is attached to this report as Exhibit 3.1.

Item 6.  Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

3.1	Articles of Incorporation

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14.

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2005	SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer and Secretary
(principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Financial Officer
(principal financial and accounting officer)