Form 10KSB
period 2005-12-31
SOUTHWEST CASINO CORP
filed 2006-03-31
CIK 1170848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for the fiscal year ended December 31, 2004 were $20,713,018.

As of March 28, 2006, 19,588,656 shares of common stock of the Registrant were outstanding, and the aggregate market value of the common stock of the Registrant as of that date (based upon the $0.60 per share closing price of the common stock at that date as reported on the Over-The-Counter Bulletin Board), excluding 4,916,427 outstanding shares beneficially owned by directors and executive officers, was $8,803,337.

Transitional Small Business Disclosure Format (check one):  YES  ☐  NO  ☒

Table of Contents

Part I
Item 1. Description of Business
Risk Factors
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Notes to Consolidated Financial Statements
Item 8. Changes In and Disagreements With Accountants and Financial Disclosure
Item 8A. Controls and Proceedures
Item 8B. Other Information
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services

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

ITEM 1.                        DESCRIPTION OF BUSINESS.

(a)                                  Business Development.

Corporate Reorganization

Southwest Casino and Hotel Corp. is the primary, wholly-owned operating subsidiary of Southwest Casino Corporation and was our parent company until the July 2004 reorganization that resulted in our current structure.  Southwest Casino and Hotel Corp. was organized under the laws of the State of Minnesota in 1992 under the name “Southwest Casino and Hotel Ventures, Inc.” and has operated in the gaming industry since formation.

On July 22, 2004, Southwest Casino and Hotel Corp. merged with Lone Moose Acquisition Corporation, a wholly-owned subsidiary of Lone Moose Adventures, Inc., a Nevada corporation.  Lone Moose Acquisition Corporation was formed solely for the purpose of completing our reorganization.  Southwest Casino and Hotel Corp. was the surviving corporation in that merger and became a wholly-owned subsidiary of Lone Moose Adventures, Inc., which changed its name to Southwest Casino Corporation.  Under the terms of the reorganization agreement among Southwest Casino and Hotel Corp., Lone Moose Adventures, Inc. and certain shareholders of Lone Moose Adventures, Inc., Southwest Casino Corporation acquired 100% of the issued and outstanding shares of Southwest Casino and Hotel Corp. common and preferred stock in exchange for more than 16 million shares of Lone Moose common stock issued to the shareholders of Southwest Casino and Hotel Corp.  Including shares of Lone Moose common stock acquired by principal shareholders of Southwest Casino and Hotel Corp. before the reorganization, the former Southwest Casino and Hotel Corp. equity security holders acquired approximately 92% of the outstanding securities of Southwest Casino Corporation in the reorganization.

Lone Moose Adventures, Inc. was formed on January 2, 2002 and, before closing the reorganization described above, conducted only minimal operations and received only minimal revenue.  Lone Moose was organized to take clients on adventure tours in the Wasatch mountain range of Utah.  Lone Moose conducted fewer than two dozen adventure tours before our reorganization.  Upon closing the reorganization, we sold substantially all of the assets and liabilities of Lone Moose’s adventure tour business to Lone Moose’s founding shareholders.  Since the reorganization and sale of the adventure tour business, Southwest has not engaged in any aspect of the business conducted by Lone Moose before the reorganization.

Casino Management

Initially, Southwest pursued management contracts for gaming facilities with Native American tribes. In 1993, Southwest Casino and Hotel Corp. was the first company approved by the National Indian Gaming Commission (NIGC) as a management contractor in connection with our management contract with the Cheyenne and Arapaho Tribes of Oklahoma for a gaming facility in Concho, Oklahoma.

The original term of our agreement with the Cheyenne and Arapaho Tribes was seven years.  In 1999, we extended the agreement for an additional three years.  In 2001, we amended the agreement to add a second gaming facility in Clinton, Oklahoma.  We amended the management agreement again in 2003 to extend our relationship until May 2007.  On January 22, 2005, the Tribes entered into a gaming compact with the State of Oklahoma that permits the Tribes to offer an expanded scope of gaming, including permitted card games, at their casinos.  In April 2005, the tribal gaming commission authorized us to offer this expanded scope of gaming at the Lucky Star Concho casino we manage.  At this time, we are uncertain whether we will be able to continue our management relationship with the Cheyenne and Arapaho Tribes beyond May 19, 2007.

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

Casino Operations

Our subsidiaries, Southwest Casino and Hotel Corp. and Gold Rush I, LLC, a Colorado limited liability company, hold three gaming licenses to operate the Gold Rush, Gold Digger’s and Uncle Sam’s casinos in Cripple Creek, Colorado.  Cripple Creek is one of three historic mining towns in Colorado permitted to engage in limited stakes ($5.00 limit) gaming.  All three properties were either closed or near closing when we acquired them during 1998 and 1999.

In 2002 and 2003, we identified two additional business opportunities.  We entered into a development contract with the city of Rockaway Beach, Missouri to assist them in the development of a downtown redevelopment and riverboat casino.  Rockaway Beach is located on the White River.  We launched an initiative to amend the Missouri Constitution to enable riverboat gaming on the White River at Rockaway Beach.  That initiative went to popular vote in the state on August 3, 2004 and was unsuccessful.  We spent no monies on this project during 2005 and have no plans to revive the initiative at this time.

In December 2003, North Metro Harness Initiative, LLC, (North Metro) then a wholly owned subsidiary of Southwest Casino and Hotel Corp., filed an application with the Minnesota Racing Commission to develop a harness racetrack in Columbus Township, Anoka County, Minnesota, approximately 30 miles north of downtown Minneapolis.  In June 2004, we sold a 50 percent membership interest in North Metro to MTR-Harness, Inc., a subsidiary of MTR Gaming Group, Inc.  On January 19, 2005, the Minnesota Racing Commission voted to grant the licenses required for development and operation of this facility.  Minnesota law permits licensed racetracks to operate card rooms with up to 50 tables after approval of a card club plan of operation and completion of the first 50-day live race meet at the track.  North Metro anticipates that it will derive revenues from charges for hosting the “unbanked” or “player pool” games at the card room, generally as a percentage of accumulated wagers or a “rake” from certain wagers.  North Metro will not have a stake in the outcome of any card game.

North Metro will construct its harness track and entertainment facility on approximately 180-acres located just north of the confluence of Interstates 35W and 35E north of the Minneapolis-St. Paul metropolitan area.  The facility will include a harness track and approximately 60,000 square feet of associated grandstand, card club and restaurant space, and approximately 50,000 square feet of horse barns and maintenance buildings.  It will also include construction of internal roadways, surface parking, wetland mitigation and storm water treatment, as well as improvements to access roads.   An organization opposed to gambling has filed two lawsuits in attempts to block development of this facility and overturn the licenses granted to North Metro.

Consulting

In addition to managing Native American gaming facilities and owning and operating our own casinos, we also provide consulting services for gaming operations. In May 2001, we entered into a consulting agreement with the Alabama-Coushatta Tribe of Texas to assist them in opening a Tribal casino in Livingston, Texas. The operation was profitable for eight months. However, when the facility opened there was a dispute between the Tribe and the State of Texas regarding the Tribe’s authority to operate a casino and the types of gaming that were permitted there. The Tribe commenced a Declaratory Judgment Action against the State of Texas seeking to clarify the scope of gaming issues.  The Federal District Court for the State of Texas permitted the Tribe to open and operate the enterprise in November 2001 pending resolution of this litigation. In June 2002, the Court ruled that the Tribe was not entitled to engage in casino gaming and directed them to close the facility. The facility closed in accordance with the Court’s order in July 2002. The Tribe continues to seek legislation or other authorization to permit them to reopen. If the Tribe receives legislative authorization to reopen, we anticipate that the Tribe will engage in a competitive process to select a manager for its operations.  We do not know whether we will be included in the Tribe’s selection process, if one occurs, or whether we would be selected at the conclusion of that process.

Prior Bankruptcy

Gold Rush I, LLC, a wholly-owned subsidiary of Southwest Casino and Hotel Corp., filed a voluntary petition for Chapter 11 protection under the United States Bankruptcy Act as a result of a dispute over rent with the landlord of the Gold Rush and Gold Digger’s Casinos in Cripple Creek, Colorado. Gold Rush I was successful in its litigation against the landlord regarding the rent dispute and emerged from bankruptcy on January 10, 2003 when the Bankruptcy Court confirmed its reorganization plan, which provided for full payment to all creditors with interest.

(b)           Business of Company.

Principal Products or Services and Markets and Status of Publicly-Announced New Products or Services

Southwest develops, owns, operates and manages casinos, gaming facilities and related amenities in various markets across the United States. Based in Minneapolis, Minnesota, Southwest currently owns gaming operations in Colorado.  We also manage 312 employees of the tribal enterprises of the Cheyenne and Arapaho Tribes of Oklahoma under our management contract for those facilities.  We have approximately 150 full and part-time employees.  Our growth plans include the diversification and expansion of existing operations, project development and the pursuit of new gaming opportunities.

Casino Management

Southwest Casino provides management services in connection with two Lucky Star casino facilities, one located in Concho, Oklahoma and the other located in Clinton, Oklahoma, under the terms of a management agreement with the Cheyenne and Arapaho Tribes of Oklahoma.  On January 22, 2005, the Tribes entered into a gaming compact with the State of Oklahoma that permits the Tribes to offer an expanded scope of gaming, including permitted card games, at the casinos we manage.  In April 2005, the Tribes’ gaming commission authorized us to offer this expanded scope of gaming at the Lucky Star Concho casino.  Our gaming management agreement with the Cheyenne and Arapaho Tribes has been extended twice and currently will expire on May 19, 2007.  At this time, changes in the members of the Tribal Business Committee make us uncertain whether we will be able to continue our management relationship with the Cheyenne and Arapaho Tribes beyond May 19, 2007.

On March 24, 2006, Southwest entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians under which Southwest will manage the Tribe’s Seven Clans Paradise Casino in Red Rock, Oklahoma, just south of Ponca City and north of Stillwater.  The Gaming Management Agreement must be approved by the National Indian Gaming Commission before it becomes effective.  The agreement has a five-year term that begins the day Southwest takes over management of the casino.

Casino Operations

Southwest Casino owns and operates three gaming facilities in Cripple Creek, Colorado. Cripple Creek is a small, historic mining town near Colorado Springs that is permitted to engage in limited stakes ($5.00 limit) gaming. Eighteen casinos operate currently in Cripple Creek. The combined Gold Rush and Gold Digger’s facilities offer approximately 408 slot machines and a 4-table game area, while Uncle Sam’s Casino features approximately 67 slot machines.  We also own and operate the Palladium, an outdoor amphitheater adjacent to the Gold Rush and Gold Digger’s facilities that offers live entertainment and other special events.

In the past, Southwest Casino leased and operated B.B. Cody’s Casino in Deadwood, South Dakota. We successfully negotiated a termination of that lease effective March 10, 2004.  We completed the withdrawal, storage and transfer of our South Dakota equipment, and the other tasks related to the wind down of our South Dakota operations, in April 2004.

Through North Metro Harness Initiative, LLC, Southwest and its 50 percent partner MTR-Harness, Inc., an affiliate of MTR Gaming Group, Inc. were granted Class A and Class B licenses from the Minnesota Racing Commission on January 19, 2005 to develop and operate a harness racing track and card room facility on approximately 180 acres of land in Columbus Township, Anoka County, Minnesota.  An anti-gambling organization has filed two lawsuits in attempts to overturn the license grants.  We cannot predict the ultimate outcome of this litigation.  Assuming the licenses survive these lawsuits and North Metro receives all requisite approvals and project financing, we will share the ownership and operation of this project with our 50/50 partner, MTR-Harness, Inc.

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

On August 3, 2004, voters in the State of Missouri defeated a proposed amendment to the state constitution that would have permitted construction and operation of a riverboat gaming facility on the White River. Approval of this amendment was needed in order to continue development of a riverboat casino in Rockaway Beach, Missouri in which we own a 30 percent interest.  We spent no monies on this project during 2005 and have no plans to revive this initiative at this time.

Prior Business of Lone Moose Adventures, Inc.

Prior to the July 2004 reorganization, Lone Moose engaged in limited operations primarily related to the provision of adventure tours in the State of Utah. Immediately after closing the reorganization in which Lone Moose Adventures became Southwest Casino Corporation and Southwest Casino and Hotel Corp. became a wholly-owned subsidiary of Southwest Casino Corporation, we sold substantially all of the assets and liabilities of Lone Moose’s adventure tour business to the founding shareholders of Lone Moose. Since closing the reorganization and sale of assets, Southwest has not engaged in any aspect of the business Lone Moose conducted before the reorganization.

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

The approval of a law permitting Oklahoma to enter into gaming compacts with Native American tribes in the state permits expansion of Native American gaming opportunities in Oklahoma.  Even before the Oklahoma voters approved this measure in November 2004, it caused an increase in competition in the Oklahoma gaming market. Now that the law is in place, we expect increased competition in this market, in which we currently manage two facilities for the Cheyenne and Arapaho Tribes of Oklahoma, and have recently entered into an agreement to manage an additional facility for the Otoe-Missouria Tribe of Indians (which must be approved by the NIGC before it becomes effective).

The Cripple Creek, Colorado market in which we operate the Gold Rush, Gold Digger’s and Uncle Sam’s casinos consists of eighteen gaming facilities with approximately 4,786 machines, of which we operate 475.  The Cripple Creek market generated total gaming revenues of approximately $148.6 million in calendar year 2004.  This is a very competitive market that has shown relatively slow revenue growth in recent years even as the number of gaming devices continues to grow.  For that reason, our ability to maintain and grow our Colorado operations is largely dependent on our ability to increase our market share in a highly competitive environment. Cripple Creek is approximately 40 miles west of Colorado Springs, Colorado in the shadows of Pike’s Peak.  We believe that the Gold Rush and Gold Digger’s Casinos attract customers primarily from Colorado Springs, Pueblo and surrounding areas; while Uncle Sam’s Casino attracts customers primarily from the local Cripple Creek area.

Southwest owns a 50 percent membership interest in North Metro Harness Initiative, LLC, which was granted licenses from the Minnesota Racing Commission to build and operate a harness racing track and card room north of the Twin Cities of Minneapolis and St. Paul, Minnesota on January 19, 2005.  This facility, if completed, will compete with an existing thoroughbred racetrack and card room on the south side of the Twin Cities metropolitan area as well as several Indian gaming facilities located outside of the Twin Cities areas.

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

Need for Governmental Approvals of Principal Services.

The gaming industry is highly regulated at the federal and state levels and gaming on tribal land is further regulated by the National Indian Gaming Commission and the Bureau of Indian Affairs. We must maintain the gaming licenses applicable to each of our operations in order to continue our current business and, in most instances, must obtain new or amended gaming licenses in connection with any expansion of our current operations or development of new gaming facilities. At this time, we have a management contract with the Cheyenne and Arapaho Tribes of Oklahoma that has been approved by the National Indian Gaming Commission. Any modification of this contract must also be approved by the NIGC.  We have also entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians in Oklahoma and this contract must be approved by the NIGC before it becomes effective.  In Colorado, we hold licenses issued by Colorado Division of Gaming for our Gold Rush, Gold Digger’s and Uncle Sam’s casinos in Cripple Creek.  On January 19, 2005, the Minnesota Racing Commission voted to grant North Metro Harness Initiative, LLC, in which we own a 50 percent membership interest, licenses to develop and operate a harness racetrack and card club.  In connection with these licenses, the Colorado Division of Gaming, the NIGC and the Minnesota Racing Commission must approve any addition of a director, officer or five percent or greater shareholder.  In addition, any affiliate of ours, such as the joint venturers we have worked with in pursuit of some of our new gaming opportunities, is subject to review by and the rules and regulations of any jurisdiction in which we hold a gaming license, and we are subject to review by and the rules of jurisdictions in which they hold licenses.

Effect of Existing or Probable Governmental Regulations on Business.

The gaming industry and our operations within that industry are regulated extensively.  The services we provide to the Cheyenne and Arapaho Tribes of Oklahoma at the Lucky Star Casinos, and intend to provide to the Otoe-Missouria Tribe of Indians at their Seven Clans Paradise Casino, are regulated under the federal Indian Gaming Regulatory Act, the rules and regulations of the National Indian Gaming Commission, the rules and regulations of the Cheyenne and Arapaho Tribes and the Otoe-Missouria Tribe, respectively, and of the Oklahoma Gaming Commission.  The Gold Rush, Gold Digger’s and Uncle Sam’s casinos in Cripple Creek, Colorado are subject to the Colorado Limited Gaming Act and related rules and regulations that are enforced by the Colorado Division of Gaming.  In addition, the Minnesota Racing Commission regulates the activities of North Metro Harness Initiative, LLC, in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest, under its Class A and Class B licenses to develop and operate a harness racetrack and card club on the north side of the Minneapolis-St. Paul metropolitan area.

Regulation of Indian Gaming

The terms and conditions of management contracts for the operation of Indian-owned casinos, and of all gaming on Indian land in the United States, are subject to the Indian Gaming Regulatory Act (“IGRA”), which is administered by NIGC, and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior (the “Secretary”) and the Bureau of Indian Affairs (BIA). The regulations and guidelines under which NIGC will administer IGRA are evolving. The IGRA and those regulations and guidelines are subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.

We are required to provide the NIGC with background information on each of our directors and each shareholder who holds five percent or more of our outstanding securities, including a complete financial statement, a description of that person’s gaming experience, and a list of jurisdictions in which that person holds gaming licenses. Background investigations of key employees also may be required.  Our four new independent directors joined our Board of Directors before we submitted their background information to the NIGC.  Thus, those directors have agreed not to take any action in connection with our NIGC-approved management agreement with the Cheyenne and Arapaho Tribes of Oklahoma until the NIGC approves their service on our board.  These directors also will not take action with regard to our Gaming Management Agreement with the Otoe-Missouria Tribe of Indians if that contract receives NIGC approval until the NIGC approves their service on our board. We submitted the required background information for each of these directors to the NIGC on December 7, 2005, the same day that they joined our board.

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

Three separate classes of tribal gaming were established under IGRA – Class I, Class II, and Class III. Class I gaming includes all traditional or social games played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pulltabs, punch boards, instant bingo and card games that are not played against the house. Class III gaming includes casino-style gaming including table games such as blackjack, craps and roulette, as well as gaming machines such as slots, video poker, lotteries, and pari-mutuel wagering.

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

Indian tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribe’s jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, we are not able to enforce our contracts with Indian tribes unless the tribe has expressly waived its sovereign immunity as to the tribe’s contractual obligations. Courts strictly construe such waivers. We have obtained immunity waivers from the Cheyenne and Arapaho Tribes to enforce the terms of our management agreement with them; however, the scope of those waivers has never been tested in court, and may be subject to dispute.

In addition to NIGC regulation, the Cheyenne and Arapaho Tribes of Oklahoma Gaming Commission has primary jurisdiction over the Lucky Star casinos we manage for the Cheyenne and Arapaho Tribes of Oklahoma.  This Gaming Commission enforces the provisions of the Tribes’ gaming ordinance, which are subject to review by NIGC under standards established by IGRA and have received NIGC approval.  The Gaming Commission approves games played at the casinos, performs background checks and issues licenses to all employees of the casinos and to Southwest Casino and Hotel Corp. as manager of the casinos.  In addition, the Gaming Commission approves our internal control systems and insures that they meet the minimum internal control standards required by the NIGC, reviews reports required under our Gaming Management Agreement, the tribal gaming ordinance and as part of our internal controls, as well as conducts internal audits of our operations.  The Gaming Commission is also charged with regulating the expanded gaming permitted under the Tribes’ gaming compact with the State of Oklahoma.

Under the gaming compact between the Tribes and Oklahoma, the state also has regulatory authority over the Lucky Star casino operations.  The state regulatory role is secondary to that of the Tribes’ Gaming Commission, and we anticipate that it will consist mostly of monitoring our financial reporting and the work of the Gaming Commission.

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

An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Colorado Director, as appropriate. Specifically, the Colorado Commission and the Colorado Director must deny a license to any applicant who, among other things: (1) fails to prove by clear and convincing evidence that the applicant is qualified; (2) fails to provide information and documentation requested; (3) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (4) has been convicted of, or has a director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been convicted of specified crimes; or (5) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

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

The Racing Commission has broad authority to enforce the Racing Act and regulate substantially all aspects of horse racing in Minnesota.  The Racing Commission granted and will oversee North Metro’s ownership and operating licenses, will: license all employees of North Metro’s racetrack as well as jockeys, trainers, veterinarians and other participants; regulate the transfer of ownership interests in licenses; allocate live race days and simulcast-only race days; approve race programs; regulate the conduct of races; set specifications for the racing ovals, animal facilities, employee quarters and public areas of North Metro’s racetrack; and regulate the types of wagers on horse races and approve significant contractual arrangements with North Metro, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements.  Decisions by the Racing Commission in regard to any one or more of these matters could adversely affect the Company’s operations.

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

North Metro submitted a card club plan of operation for approval by the Racing Commission in connection with North Metro’s Class B license.  To date, the Racing Commission has not acted on the plan of operation pending resolution of the litigation challenging its grant of licenses to North Metro.  If the card club plan of operation is approved, the Racing Commission will regulate the playing of “unbanked” or “player pool” card games at North Metro’s card club, as well as harness racing.  North Metro must reimburse the Racing Commission for its actual costs, including personnel costs, of regulating the card club.  North Metro must have the Class B license and card club authorization renewed annually by the Racing Commission after a public hearing (if required by the Racing Commission).

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

Costs and Effects of Compliance with Environmental Laws.

Gold Rush I, LLC, a wholly owned subsidiary of Southwest, leases real property in Cripple Creek, Colorado, a portion of which included a gas station and convenience store.  The gas station and related storage tanks were removed in October 1998, before Gold Rush I leased the property. We participate in a Corrective Action Plan approved by the Colorado Department of Labor and Employment, Division of Oil and Public Safety related to groundwater monitoring and remediation at the site. We have spent approximately $137,000 monitoring and remediating this site since we leased it in March 1999 and estimate the total cost of remediation at approximately $170,000. We have applied for reimbursement of some or all of these expenses from the Colorado Petroleum Storage Tank Fund and have received a total of $62,765 in reimbursement to date. We have additional requests for reimbursement pending and will continue to request reimbursement of any additional expenses incurred in connection with monitoring and remediation.  We typically receive reimbursement of about two-thirds of our expenses incurred from the Petroleum Tank Storage Fund, but are uncertain whether we will continue to receive some or all of that reimbursement.

Number of Employees.

We currently employ approximately 150 full and part-time employees and we manage approximately an additional 312 full and 30 part-time employees of the Cheyenne and Arapaho Tribes of Oklahoma under our management agreement with the Tribes.

Risk Factors

In addition to the influences identified elsewhere in this report, there are several important factors that could cause our actual results to differ materially from those anticipated by us or that are reflected in any of our forward-looking statements.  These factors, which may impact the success of our operations and our ability to achieve our goals, include the following:

1.                   Risks related to Southwest’s financial condition

We face specific risks under our management agreement with the Cheyenne and Arapaho Tribes of Oklahoma.  Our Gaming Management Agreement with the Cheyenne and Arapaho Tribes of Oklahoma will expire on May 19, 2007.  The management fees we receive under this agreement are currently the primary source of Southwest’s operating revenue.  Any extension of the management agreement beyond May 19, 2007 can only occur with the consent of the Cheyenne and Arapaho Tribes of Oklahoma and the approval of the National Indian Gaming Commission.  We cannot assure you that any further extension will be granted and approved.  In addition, even if granted and approved, the NIGC and the Tribes have the power to unilaterally terminate or void the Oklahoma Agreement under certain circumstances, without any recourse by us.  If the Gaming Management Agreement is not extended beyond May 19, 2007, or if it is unilaterally terminated, it would eliminate the primary source of our operating revenue and have a material adverse impact on our business results.

We have an accumulated deficit and uncertainty with respect to achieving future profitability.  We have incurred substantial operating losses since inception and had an accumulated deficit of $9,736,506 as of December 31, 2005. These losses are primarily the result of expenses related to our ongoing pursuit of new gaming opportunities.  There can be no assurance that we will be able to achieve profitability on a quarterly or annual basis in future periods.  Our future operating results will depend upon a number of factors, including (a) the continuation and future profitability of our Oklahoma and Colorado Operations; (b) our ability to maintain our current gaming licenses and to obtain additional gaming licenses for new or expanded gaming facilities; (c) our ability to continue to maintain our contractual and working relationships with the Cheyenne and Arapaho Tribes of Oklahoma and to establish working relationships with other Native American tribes involved in gaming; and (d) our ability to successfully identify, secure licensing and maintain all necessary approvals and funding related to any additional future gaming opportunities.

We have a continuing need for additional capital. We anticipate that we will need substantial additional funding to effectuate our plans to develop a harness racing track and card room in Minnesota, to provide working capital to meet current and future obligations, and to fund additional gaming projects we may choose to pursue.  Our operating plans and financing needs are subject to change depending on, among other things, market conditions and opportunities; land, equipment or other asset-based financing that may be available in connection with our development of gaming facilities; cash flow from operations, if any; and the number of new gaming projects that we pursue. While additional funds may be provided through borrowings from institutional investors or project partners, equipment leasing or other forms of debt or equity financing, we do not have any unconditional commitments relating to additional financing and we cannot assure you that additional financing will be available when needed. Even if financing is available when required, we cannot assure you that it will be on terms favorable to us and our security holders in terms of cost or dilution.

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

We face litigation threats related to our June and July 2004 sale of convertible promissory notes.  In June and July 2004, Southwest Casino and Hotel Corp. sold an aggregate of $2,634,000 of convertible promissory notes to accredited investors.  The notes converted into Southwest Casino Corporation common stock in connection with our reorganization on July 22, 2004.  A group of loosely affiliated investors who participated in that offering, each of whom represented to Southwest that they were “accredited” as defined by Rule 510(a) of the Securities Act of 1933, as amended, have demanded rescission of their investments and threatened to bring a lawsuit against Southwest and its directors based on what they allege were inadequate disclosures by Southwest at the time of the offering.  Southwest believes these demands for rescission are without merit and has worked with these investors to reach a resolution without litigation that is not unduly burdensome on the Company or our other shareholders.  While we have had settlement discussions in the past, we cannot assure you that we will be able to resolve these claims on a reasonable basis, if at all.  If we are unsuccessful in defending this threatened litigation, it could result in large damage awards.  The costs of defending these claims, as well as any damages Southwest may be required to pay, would ultimately harm our business results and adversely affect future gaming license applications and renewals.

2.                   Additional risks related to Southwest’s Native American gaming projects:

The National Indian Gaming Commission has expressed concern about the distribution of gaming proceeds by the Cheyenne and Arapaho Tribes of Oklahoma, for whom we manage casinos.  In December 2004, the NIGC notified the Tribes that the NIGC is concerned the Tribes are not distributing properly the net revenue they receive from gaming operations.  The NIGC’s concerns relate to the use of gaming revenue after we have distributed it to the Tribes and are not related to our management of the Tribes’ casinos.  However, if the NIGC determines that the Tribes have committed a substantial violation of the Indian Gaming Regulatory Act, NIGC rules, or the Tribes’ gaming ordinance, it could bring an enforcement action against the Tribes.  If an enforcement action were successful, potential penalties range from fines to, in extreme cases, an order closing the Tribes’ gaming operations.  Even though the NIGC’s concerns are not related to our management of the Tribes’ casinos, closure of these facilities would eliminate the primary source of our operating revenue and have a material adverse impact on our business results.

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

For the foregoing reasons, if a tribe were to breach a management agreement with us, our sole recourse to collect amounts owed to us under our agreements with that tribe may be to attach undistributed or future proceeds, if any, from the operation of the tribe’s gaming facilities. If gaming operations fail to develop or, if developed, cease to operate for any reason, our prospects for payment of amounts owed to us are minimal.  Accordingly, if we advance or guarantee an advance of significant funds to tribes for the development, construction and furnishing of gaming facilities, we may not be able to recover those funds or have a viable source for repayment of any funds we are required to expend a guarantee agreement.

We face special risks related to investments in Indian gaming facilities.  Investment in Indian gaming facilities involves numerous special risks in addition to those usually associated with contractual arrangements or real estate development. Advances made by us to develop, construct and equip Indian gaming facilities will not result in our ownership of, or any security interest in, the gaming facilities located on Indian land or in the Indian land itself.  Our ability to build and maintain healthy personal and professional relationships with tribes and their officials is critical to the success and longevity of our current and proposed Indian gaming activities and our ability to successfully obtain, develop, effectuate, retain and renew management or other types of service agreements.  As sovereign nations, tribes establish their own governmental systems under which tribal officials as well as tribal boards, commissions, committees and other bodies are subject to replacement by appointment or election and to policy changes.  Our relationship with a tribe could deteriorate for various reasons, including a change in tribal government or tribal policies.  Deterioration in the relationships between us and individual officials or collective bodies of any tribes with whom we deal could have a material adverse effect on our business and operations.  Similarly, our business relationships with Indian tribes, and revenues generated through service agreements with Indian tribes, could be adversely affected or even eliminated as the result of regulatory or judicial actions taken against the tribe itself, or against a tribe’s leaders or members as individuals. In addition, any investigation of an Indian tribe or tribal member that we work with could lead to an investigation of our relationship with that tribe or tribal member.

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

Successful Native American gaming opportunities typically depend upon securing and maintaining Tribal-State gaming compacts that are subject to substantial uncertainty.  The Indian Gaming Regulatory Act of 1988 (“IGRA”) provides the framework for the regulation of Class II and Class III gaming on Indian land.  Before Class III gaming (video games including video slots and video blackjack; table games like blackjack, craps and roulette; and other gaming events like pari-mutuel wagering) may be conducted on Indian land, the IGRA requires that the applicable tribe and host state negotiate a tribal-state compact authorizing gaming on the tribe’s land. Tribal-state compacts specify how Class III gaming is to be conducted and allocates oversight responsibilities between the tribe and the state.  A tribal-state compact is not currently required to conduct Class II gaming for Native American tribes subject to the IGRA.

We believe that the management and operation of Class III casinos generally present significantly greater revenue opportunities than Class II gaming facilities.  However, our ability to enter into Class III casino management agreements is dependent upon states entering into tribal-state compacts that permit Class III gaming, such as the compact recently approved in the State of Oklahoma. The majority of states have not entered into tribal-state compacts that permit Class III gaming.  We cannot predict with any certainty (a) which additional states, if any, will approve Class III gaming on Indian land; (b) the timing of any such approval; (c) the types of gaming that may be permitted by any tribal-state compact; or (d) whether any state will attempt to renegotiate or take other steps that may adversely affect existing tribal-compacts.

3.                   Risks related to Southwest’s development of the North Metro Harness Initiative racetrack and card room:

North Metro’s racing licenses are subject to two legal challenges.  An anti-gambling citizens group has filed two lawsuits in efforts to overturn the Class A and B racing licenses granted to North Metro by the Minnesota Racing Commission.  The first lawsuit, filed in Ramsey County District Court, asserted that members of the Minnesota Racing Commission had violated Minnesota’s “Open Meeting Law” in the course of its consideration of North Metro’s license application.  The Court granted the Racing Commission’s motion for summary judgment and dismissed this case in its entirety on June 23, 2005.  The anti-gambling group filed an appeal of the dismissal of its claims with the Minnesota Court of Appeals on August 28, 2005.  The parties completed briefing this case for the Appellate Court in December 2005 and a hearing is schedule for April 20, 2006.

In addition, on March 10, 2005, the anti-gambling group filed a separate petition with the Minnesota Court of Appeals challenging the Minnesota Racing Commission’s grant of Class A and Class B licenses to North Metro.  The anti-gambling group challenges the validity of the Commission’s actions and seeks to have North Metro’s racing licenses overturned.  On March 28, 2006, the Court of Appeals affirmed the decision of the Racing Commission to grant licenses to North Metro.  The anti-gambling group may appeal this decision to the Minnesota Supreme Court, which would then have discretion to decide whether or not to take the case.

Southwest cannot predict the final outcome of either of these cases.  If the anti-gambling group should prevail and North Metro’s licenses are overturned, North Metro would be unable to develop the harness track and card club.  If North Metro is unable to develop the harness track and card club, Southwest will not realize any revenue or profit from the operation of the facility.  In addition, Southwest could experience a substantial loss on its investment in North Metro.

North Metro cannot complete the debt financing needed to fund development of the North Metro racetrack and card room until the pending litigation is resolved.  North Metro originally intended to fund the development of its racetrack and card room with capital contributions from Southwest and MTR-Harness totaling $10 million and a debt financing of approximately $37 million.  Because of the pending legal challenges to North Metro’s Class A and B racing licenses, North Metro is not able to complete that debt financing.  Because North Metro cannot complete the debt financing, Southwest and MTR will likely be required to fund all of North Metro’s operations through capital contributions until the legal challenges have been resolved.  Due to the unpredictable nature of litigation, Southwest cannot predict if or when North Metro will complete its debt financing.  If North Metro is unable to complete its debt financing on a timely basis, Southwest may be required to make additional capital contributions to North Metro in excess of the capital contributions described elsewhere in this memorandum in order to maintain its 50 percent ownership interest in North Metro.  In addition, we cannot assure you that financing on the terms originally available to North Metro will be available if and when the litigation is ultimately resolved in North Metro’s favor.  If North Metro is unable to secure financing on acceptable terms at such time, North Metro may be prevented from developing its racetrack and card room.  If North Metro is prevented from developing its racetrack and card room, this will likely have a material adverse effect on Southwest.

North Metro was required to purchase the real property on which it intends to develop the racetrack and card room before the litigation challenging its racing licenses was resolved.  Because the option agreements under which North Metro purchased the real property on which it will build its racetrack and card room could not be extended on terms favorable to North Metro, Southwest and MTR-Harness, the other 50 percent owner of North Metro, determined that North Metro should exercise its options and purchase the real property under the terms of the prior option agreements.  North Metro has exercised those options and closed the purchase of more than 200 acres of land (including 24 acres of land not on the North Metro site that will be used for wetland mitigation) during October 2005.  The total purchase price for land North Metro was approximately $10 million.  If the racing licenses are ultimately overturned as a result of the pending litigation, or North Metro is otherwise prevented from developing the harness track and card room, North Metro will own the real property but will not be able to develop the racetrack and card room on it.  While we believe the real property will have significant value for uses other than a racetrack and card room, we cannot assure you that North Metro will be able to recoup the purchase price of the property in a sale or sell the property in a timely manner.  If North Metro is unable to recoup its investment in the real property, the value of Southwest’s investment in North Metro will be materially adversely affected.

North Metro may have difficulty receiving required approvals from the Township of Columbus in the future.  Under the Conditional Use Permit granted to North Metro by the Columbus Township Board, North Metro must receive several approvals from the five-member Town Board to proceed with its project.  Two of the five board members, who were elected after running campaigns in which they opposed the North Metro development, have consistently voted against approvals sought by North Metro in connection with this project.  Township elections occur each March and, if the township succeeds with a pending petition to be incorporated as a city, a new city council could be elected as early as November 2006.  If opponents of our project should obtain a majority on the township board or city council, it may be difficult, or even impossible, for us to receive approvals needed to complete or make desirable changes to the project.  If North Metro is prevented from developing its racetrack and card room, this will likely have a material adverse effect on Southwest.

Southwest and North Metro are dependent on MTR-Harness, Inc., the other 50 percent member of North Metro Harness Initiative, LLC, for a portion of the funds needed to continue development of the North Metro racetrack and card room.  Under the North Metro Harness Initiative, LLC Member Control Agreement, Southwest and MTR-Harness, Inc. now provide, in equal amounts, financial support for the ongoing operations of North Metro.  If Southwest is unable to make any needed capital contribution to those ongoing operations, MTR is the most likely alternative source of those funds.  If Southwest or MTR were to fail to make any agreed upon capital contributions to North Metro’s operations, North Metro may not have the financial resources required to develop its racetrack and card room.  If North Metro is unable to develop its racetrack and card room, Southwest will not receive any revenue or profit from the operation of the facility and the value of Southwest’s investment in North Metro will be materially adversely affected.

Delays in developing North Metro’s racetrack and card room caused by the pending legal challenges to North Metro’s racing licenses have and will continue to increase the cost of the project.  Because the racetrack and card room facility that North Metro intends to develop will be built for that specific purpose and will have little or no value for other uses, North Metro cannot proceed to construct the facility until we are confident that its racing licenses will not be overturned in connection with the pending legal challenges.  Thus, the legal challenges have caused and will continue to cause significant delays in developing the North Metro project.  These delays have caused and are likely to continue to cause the costs of developing the facility to increase significantly due to, among other things, rising interest rates and borrowing costs, rising construction and labor costs, rising energy prices, and general inflation.  If North Metro’s racing licenses are upheld, these rising costs will increase the ultimate development costs for the North Metro facility which will, in turn, delay and reduce the amount of revenue and profit generated by North Metro and available for distribution to Southwest.

Actions by the Minnesota state legislature may reduce the value of Southwest’s investment in North Metro.  During the 2005 and 2006 Minnesota legislative sessions, bills have been introduced to permit slot machines (commonly referred to as a “racino”) at Canterbury Park, the other Class A licensed pari-mutuel wagering racetrack in the state, without affording North Metro the same expansion in its scope of gaming.  While these initiatives have been unsuccessful to date, if any legislation should pass in the future that excludes North Metro from any expanded gaming opportunities afforded to Canterbury Park or Native American tribes, it would have a material adverse effect on North Metro’s proposed operations.  Similarly, any expansion of gaming generally in Minnesota, whether Native American gaming or otherwise, that excludes North Metro could also have a material adverse effect on North Metro and its business.  In addition, the legislature has in the past considered, but not adopted, a significant tax on card room revenue that, if passed, would reduce significantly net revenue generated by North Metro.

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

4.                   Regulatory risks related to Southwest’s participation in the gaming industry:

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

Our facilities and operations, as well as our key personnel and some of our security holders, are subject to government background investigations.  Failure to complete these investigations satisfactorily could adversely affect our business and operations.  For example, the State of Colorado currently requires extensive background checks in connection with an application for gaming licenses.  Background checks and related approvals may take many months to complete.  We cannot assure you that the necessary background investigations will be completed satisfactorily.

5.                   Risks related to the gaming industry generally:

We face intense competition in the gaming industry.  The gaming industry, including the development, operation and management of racetracks and other types of facilities, is highly competitive, especially given the rapid rate at which the industry is expanding. For example, a number of management companies may make proposals to a particular Native American tribe for the development and management of a single gaming facility, and any gaming facilities developed or managed by us will compete with a rapidly expanding number of other gaming facilities of varying quality and size, including gaming facilities that are part of national or regional chains, and other forms of gaming and entertainment. Many of our competitors have substantially greater financial and personnel resources than we do. Competition in the future may also be affected by overbuilding, which can adversely affect patronage levels. Given the current regulatory climate and limited number of lucrative gaming opportunities available, competition is likely to become more intense in the future.

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

6.                   Additional Risks:

The success of our current operations and our future growth potential are dependent upon key personnel and will, in the future, be increasingly dependent on our ability to attract and retain additional qualified managers and personnel.  Our success depends to a significant extent upon the efforts and abilities of our executive officers, James B. Druck, Thomas E. Fox, and Brian L. Foster.  We have entered into employment agreements with Messrs. Druck and Fox. Each of these individuals has developed relationships and experience in the gaming industry that are integral to our success.  We do not maintain key man life insurance on any of these individuals.  The loss of the services of one or more of these individuals could have a material adverse effect on our business and current and proposed operations.

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

In addition, now that we are conducting our gaming operations as a public corporation, we are subject to regulations under state and federal securities laws such as the Securities Act of 1933, the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002. Compliance with these laws and regulations will require that we add personnel, including four new independent members of our Board of Directors who joined Southwest in December 2005.  All of these directors and some new personnel must complete background investigations before joining our company or performing any services for us. Requiring potential directors and employees to complete these investigations may make it more difficult to recruit qualified candidates and delays in completing background investigations could adversely impact our business and, in the case of director candidates, our ability to comply with Sarbanes-Oxley Act requirements regarding director independence on a timely basis.

The success of our current operations and our future growth potential are dependent upon our relationship with and the performance of certain third parties.  The successful operation of our various proposed gaming facilities will be dependent to a significant extent on the efforts of third parties.  For example, (a) with respect to any facility located on Indian land, we will not own the facility and will depend on the performance by a tribe of its obligations under the applicable management agreement; (b) with respect to the harness racing track and card room proposed for Minnesota, the success of that project will depend to a great extent on the expertise of our 50/50 partner in that venture, MTR-Harness, Inc., an affiliate of MTR Gaming Group, Inc., in managing racing facilities as well as the ability of our financing sources to meet their commitments to us; and (c) finally, with respect to any other project pursued by us, we may need to form partnerships or secure third party funding in order to meet the financial requirements that will likely transcend our own financial resources. The failure of any third party to perform its contractual obligations to us could have a material adverse effect on our business and operations.  In addition, depending upon the structure of any particular joint venture, we may be held responsible for the acts or omissions of our co-venturers.

We have the ability to issue shares of preferred stock, which may reduce the value of our common shares and your rights as a common shareholder.  Southwest’s shareholders have authorized the issuance of up to 30 million shares of preferred stock with rights and preferences to be determined by our Board of Directors.  No shares of preferred stock are outstanding and we do not have a current intent to issue any shares of preferred stock, although we reserve the right to do so in the future.  It is not possible to determine the actual effect of the authorization and issuance of the preferred stock on the rights of Southwest shareholders until our Board determines the rights of the holders of a series of preferred stock.  However, such effects might include, among other effects:

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

In addition, any particular issuance or series of preferred stock could, depending on the terms, make it more difficult or discourage any attempt to obtain control of Southwest by means of a merger, tender offer, proxy contest or other means.  Issuance of preferred stock could have the effect of diluting the stock ownership of persons seeking control of our company, and the possibility of such dilution could have a deterrent effect on persons seeking to acquire control. The Board also could, although it has no present intention of so doing, authorize the issuance of preferred stock to a holder who might thereby obtain sufficient voting power to assure that any proposal to effect certain business combinations or amend our Articles of Incorporation or Bylaws would not receive the required shareholder approval. Accordingly, the power to issue shares of preferred stock could enable the Board to make it more difficult to replace incumbent directors and to accomplish business combinations opposed by the incumbent Board.

Because our common stock is traded on the OTC Bulletin Board, your ability to sell shares in the secondary trading market may be limited.  Our common stock is traded currently in the over-the-counter market on the OTC Bulletin Board.  Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media, if any, of our company.  As a result, prices for shares of our common stock may be lower and more volatile than might otherwise prevail if our common stock was quoted on the Nasdaq Stock Market or traded on a national securities exchange like The New York Stock Exchange or American Stock Exchange.

Because our shares are “penny stocks,” shareholders may have difficulty selling them in the secondary trading market.  Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called “penny stocks,” which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues.  Since our common stock currently trades on the OTC Bulletin Board at less than $5.00 per share, our common stock is a “penny stock” and may not be traded unless a disclosure schedule explaining the penny stock market and associated risks is delivered to a potential purchaser before any trade.

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

Item 2.                              DESCRIPTION OF PROPERTY

We own, lease or manage the following real property:

Gold Rush I, LLC, a wholly owned subsidiary of Southwest Casino and Hotel Corp., operates the Gold Rush Casino with 323 slot machines, four table games, a bar/restaurant and 13 hotel rooms, and the Gold Digger’s Casino with 86 slot machines and a bar.  These properties are physically connected, but operate under separate Colorado gaming licenses.  We lease the casino buildings, another building that houses our marketing and accounting offices, the Gold Rush Palladium site, two additional storefronts and related parking lots under a 20-year lease from Mark and Annesse Brockley, Cripple Creek Development Corporation and Blue Building Corporation that expires in June 2019.  Gold Rush I pays base rent in the amount of $40,000 per month for this property, plus an additional payment based on the combined net income of the Gold Rush and Gold Digger’s casinos. Through 2005, we have not been required to make any additional payments based on combined net income. In addition, Gold Rush I assumed obligations to make numerous payments to third parties for outstanding accounts payable and debt obligations related to acquisition and operation of the Gold Rush and Gold Digger’s before we entered into this lease.  These additional payments are capped at $125,000 per month. If the payments exceed that amount, the excess amount is deducted from the base rent due.  In 2005, these assumed obligations averaged approximately $97,000 per month.  Gold Rush I also held an option to purchase this real estate that expired on February 28, 2005.

Southwest Casino and Hotel Corp., a wholly owned subsidiary of Southwest, operates Uncle Sam’s Casino, which operates 65 slot machines and a bar.  The building is leased under a 5-year lease from Lois Woods that was extended for an additional five years during 2004 and expires in April 2009.  Southwest pays rent in the amount of $14,000 per month for this facility.

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

In addition to the Gold Rush and Gold Digger’s casinos, the lease with Mark and Annesse Brockley, Cripple Creek Development and Blue Building Corporation includes two additional storefronts that we sublease to a third party.  The monthly rent for these properties is $2,000.

North Metro Harness Initiative, LLC, in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest, purchased approximately 180 acres of real property in Columbus Township, Anoka County, Minnesota during October 2005. North Metro intends to build a harness racetrack and card room on this site.  North Metro also acquired a separate 24-acre parcel in the city of Hugo in Washington County, Minnesota that will be used for wetland mitigation required in connection with the development of the harness racetrack and card room.  North Metro owns all of these properties and there are no material liens or encumbrances against them.  We estimate the total cost of this development to be $50 million. North Metro has provided about $12 million of that amount and, except for expenses related to ongoing operations prior to commencing construction, intends to borrow the remainder.

Lucky Star Concho and Lucky Star Clinton are enterprises of the Cheyenne and Arapaho Tribes of Oklahoma. Southwest Casino and Hotel Corp. manages these facilities under a NIGC-approved management agreement that terminates in May 2007.  As of December 31, 2005, Lucky Star Concho operated more than 900 gaming machines, both Class II machines as defined by the NIGC and Class III machines permitted under the compact between the Tribes and the State of Oklahoma.  Lucky Star Clinton offers more than 370 gaming machines, all of which qualify as Class II machines, and a delicatessen.  In January 2005, the Cheyenne and Arapaho Tribes entered into a gaming compact with the State of Oklahoma that permits the Tribes to offer certain types of Class III gaming machines and specified card games.  In April 2005, the tribal gaming commission authorized us to offer these machines and games in Lucky Star Concho casino that we manage for the Tribes.  During 2005 we removed the bingo seats at Lucky Star Concho and created a new restaurant and bar and added 22 card games, including 13 tables of blackjack and 9 poker tables.

Southwest Casino Corporation leases 4,780 square feet of office space at 2001 Killebrew Drive, Suite 350 in Minneapolis, Minnesota with a base rent of $8,784 per month plus certain operating costs for its corporate offices under a five-year lease that expires in December 2009.

Southwest does not own any interest in real property solely for investment purposes.  Southwest does not invest in real estate mortgages or in the securities of persons primarily engaged in real estate activities.

Our management considers our leased properties suitable and adequate for our current operations.  In the opinion of our management, all of these properties are adequately covered by insurance.

Item 3.                              LEGAL PROCEEDINGS.

North Metro Harness Initiative, LLC, in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest, has intervened in litigation between an anti-gambling group and the Minnesota Racing Commission.  This litigation began on December 15, 2004 in the Second District Court, Ramsey County, Minnesota and alleges that members of the Minnesota Racing Commission violated Minnesota’s “open meeting” law while considering North Metro’s application for licenses to build and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota.  On December 29, 2004, the District Court denied plaintiff’s initial motion to enjoin the

Racing Commission from reconsidering an October 2004 decision to deny North Metro’s license applications.  An appellate court subsequently denied an emergency petition seeking the same relief.  The anti-gambling group continues to pursue this case in an effort to invalidate the licenses granted to North Metro by the Racing Commission on January 19, 2005.  In June 2005, the District Court issued a summary judgment order dismissing plaintiff’s claims and in favor of the Minnesota Racing Commission and North Metro.  Plaintiffs subsequently appealed that decision to the Minnesota Court of Appeals. Final briefs in that appeal were submitted to the court in December 2005 and a hearing in the case is scheduled for April 20, 2006.  North Metro does not believe the Racing Commission violated the Open Meeting Law and that even if a violation of the Open Meeting Law occurred the remedies for that violation do not include invalidation of its licenses. However, if the Court finds a violation of the Open Meeting Law and holds that the violation can invalidate North Metro’s licenses, the invalidation of the licenses would prevent North Metro from developing the racetrack and card room and prevent us from realizing any revenue or profit from this project.

In addition, on March 10, 2005, the anti-gambling group filed a petition with Minnesota Court of Appeals appealing the Minnesota Racing Commission’s grant of Class A and Class B licenses to North Metro to develop and operate the harness racetrack and card club.  North Metro and the Minnesota Racing Commission are the relator and the respondent, respectively, in this proceeding. The anti-gambling group seeks to have the licenses invalidated through this appeal.  On March 28, 2006, the Appellate Court affirmed the decision of the Minnesota Racing Commission to grant licenses to North Metro.  The anti-gambling group can appeal this decision to the Minnesota Supreme Court, which would then have discretion to determine whether or not to hear the case.

On June 15, 2005, the Horsemen’s Benevolent and Protective Association (“HBPA”) filed Stipulation of Voluntary Dismissal of its petition requesting the Minnesota Court of Appeals to review the decision of the Minnesota Racing Commission to grant Class A and B racing licenses to North Metro Harness Initiative, LLC.  The appellate court issued an order dismissing the appeal on June 20, 2005.  The HBPA’s challenge to the licenses had been consolidated with a similar challenge from an anti-gambling group that seeks to have the North Metro licenses invalidated.  The dismissal of the HBPA’s appeal did not affect the anti-gambling group’s challenge.

On February 15, 2006, Southwest entered into a Settlement and Release Agreement with MBC Global, LLC.  Under the terms of the Settlement and Release Agreement, Southwest paid MBC $66,000 that Southwest had previously agreed to pay under the terminated advisory services agreement and Southwest and MBC released each other from all claims raised in an arbitration proceeding initiated by MBC in September 2005.  Southwest did not release MBC from any potential liability related to its actions on behalf of Southwest in its 2004 sale of convertible notes and corporate reorganization, and MBC did not release any rights to indemnification it may have under the terminated advisory agreement.

During 2003 and 2002, an employee issued and cashed company checks and deposited the amounts to the employee’s personal accounts.  Our insurance coverage paid a portion of the loss and we have also written off losses of $100,000 in 2004 and $267,000 in 2003.  The employee was terminated in January 2004 and was convicted of theft and sentenced to prison during 2005.  In addition, the employee is required to pay restitution but, at this time, we believe it is doubtful that we will receive any significant restitution payments.

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

PART II

Item 5.                              MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) of the National Association of Securities Dealers, Inc. under the symbol “SWCC.”  Quotation on the OTCBB began February 26, 2004.  Before February 26, 2004, our common stock was not quoted on the OTCBB or listed on any exchange. From February 26, 2004 until completion of our reorganization on July 22, 2004, our common stock was quoted under the symbol “LMAV.”  The market for shares in our common stock is limited because only a small number of our outstanding shares are available for trading in the public market. The following table sets forth the high and low bid prices for our common stock, as reported by the OTCBB, for the fiscal quarters indicated:

	High	Low
Fiscal Year ended December 31, 2005:
Quarter ended Dec. 31, 2005	$0.84	$0.50
Quarter ended Sept. 30, 2005	$0.65	$0.22
Quarter ended June 30, 2005	$1.80	$0.55
Quarter ended March 31, 2005	$4.15	$1.15
Fiscal Year ended December 31, 2004:
Quarter ended Dec. 31, 2004	$1.50	$0.60
Quarter ended Sept. 30, 2004	$2.00	$1.50
Quarter ended June 30, 2004	$0.00	$0.00
February 26 to March 31, 2004	$0.00	$0.00

These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Record Holders

As of December 31, 2005 there were 422 record holders of our common stock.

Dividends

We have not declared or paid any cash dividend on our common stock.

Sales of Unregistered Equity Securities during Fourth Fiscal Quarter

On October 20, 2005, Southwest Casino Corporation issued warrants to purchase 1,100,000 shares of common stock at a price of $0.50 per share and 150,000 shares of common stock at a price of $0.58 per share in connection with a $2.5 million term loan and $450,000 revolving line of credit provided to Southwest Casino and Hotel Corp. by Crown Bank.  The $2.5 million term loan is secured, in part, by the guaranties of 12 Southwest Casino Corporation shareholders.  As a condition to entering into the Loan Agreement, James Druck, Chief Executive Officer, Thomas Fox, President and Chief Financial Officer, and Jeffrey Halpern, Vice President of Government Affairs of Southwest Casino Corporation, were required by Crown Bank to become three of the 12 shareholder guarantors.  Mr. Druck, Mr. Fox and Mr. Halpern each personally guaranteed $100,000 of this borrowing.  Under the shareholder guaranties, each guarantor is individually liable for a portion of the $2.5 million term loan and the aggregate amount guaranteed by all of the shareholder guarantors equals $2.5 million.  As further required by Crown Bank, the guaranties of Mr. Druck, Mr. Fox and Mr. Halpern also apply to the revolving line of credit, while the guaranties of other shareholders do not.

In consideration for these shareholder guaranties, Southwest issued five-year fully exercisable warrants to purchase an aggregate of 1,250,000 shares of its common stock at an exercise price of $0.50 per share to the non-affiliate shareholders and $0.58 per share to Mr. Druck, Mr. Fox and Mr. Halpern.  Each guarantor received a warrant to purchase one share of Southwest Casino Corporation common stock for each $2.00 of term loan guaranteed by that shareholder.  In consideration of their respective guarantees, Mr. Druck, Mr. Fox and Mr. Halpern each received warrants to purchase 50,000 shares of Southwest Casino Corporation common stock.  The $0.58 per share exercise price of the Warrants held by Mr. Druck, Mr. Fox and Mr. Halpern represented the average closing market price of one share of Southwest Casino Corporation’s common stock over the 10 trading days immediately preceding the closing of the loan transaction.  Warrant holders also received the right to have the shares of Southwest Casino Corporation common stock purchasable upon exercise of their warrants included in any registration statement that Southwest Casino Corporation may file in the future under the terms of a separate registration rights agreement.

Southwest Casino & Hotel Corp. used the net proceeds from the revolving line of credit to refinance certain indebtedness and for ordinary working capital purposes and used the net proceeds from the $2.5 million term loan to make capital contributions to North Metro Harness Initiative, LLC, which in turn used the cash to purchase real property for its proposed harness track and card room, and for ordinary working capital purposes.

The descriptions of the personal guaranties of Mr. Druck, Mr. Fox and Mr. Halpern, the personal Guaranties of non-affiliate shareholders, the guaranty by trust, the warrants and the registration rights agreement described above are qualified in their entirety by reference to the form of personal guaranty by Mr. Druck, Mr. Fox and Mr. Halpern, form of personal guaranty by non-affiliates, form of guaranty by trust, form of warrant and form of registration rights Agreement filed as Exhibits 10.9, 10.10, 10.11, 4.1 and 4.2 respectively, to the Current Report on Form 8-K Southwest filed on October 25, 2005.

The warrants were issued by Southwest Casino Corporation in reliance upon exemptions from the registration requirements under the Securities Act of 1933, as amended, including Regulation D and Section 4(2), and applicable state securities laws.  With regard to the reliance upon the exemptions under Regulation D and Section 4(2) under the Securities Act, Southwest Casino Corporation made certain inquiries of the shareholder guarantors to establish that the issuance of the warrants qualified for these exemptions from the registration requirements. No underwriting commissions or discounts were paid with respect to the issuance of the Warrants.

Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities during fourth quarter of fiscal 2005.

Item 6.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, the “Company”, “we”, “our” and “us”) for the years ended December 31, 2005 and 2004.

Summary of Consolidated Operating Results:

For the year ended December 31, 2005, Southwest had net earnings of $566,350 on revenues of $20,713,018 as compared to a net loss of $(4,358,016) on revenues of $20,208,617 for the year ended December 31, 2004.  This amounts to earnings during 2005 of $0.03 per outstanding share ($0.03 per share on a fully-diluted basis) as compared to a loss of $(0.38) per outstanding share in 2004, an improvement of $0.41 per share.

We attribute this significant improvement in operating results primarily to the following:

•                  during 2004 we wrote-off our investment in the unsuccessful pursuit of a riverboat casino in Rockaway Beach, Missouri;

•                  during 2004 we also incurred significant one-time expenses in connection with our corporate reorganization with Lone Moose Adventures, Inc. and, in 2005, we further reduced corporate expenses by eliminating staff positions that became unnecessary when we were unable to proceed with the Rockaway Beach casino; and

•                  during 2005, we increased revenue from our Gaming Management Agreement with the Cheyenne and Arapaho Tribes of Oklahoma as a result of expanded gaming permitted under a gaming compact the Cheyenne and Arapaho Tribes entered into with the State of Oklahoma in April 2005, and improved management of the Tribes’ gaming facilities.

Overview:

Our principal business is the management, operation, development and provision of consulting services to gaming facilities in emerging and established gaming jurisdictions.  Currently, we operate three casinos in Cripple Creek, Colorado — Gold Rush, Gold Digger’s and Uncle Sam’s.  We also manage two Native American gaming operations in Oklahoma for the Cheyenne and Arapaho Tribes of Oklahoma - Lucky Star Concho and Lucky Star Clinton.  Lucky Star Concho is located on U.S. Highway 81, just north of the Oklahoma community of El Reno.  Lucky Star Clinton is located 60 miles west of Lucky Star Concho in the community of Clinton, Oklahoma on Old Route 66 near Interstate I-40.  On March 4, 2006, the Cheyenne and Arapaho Tribes rescinded their prior approval of an amendment to this agreement under which we were to assist them in developing an additional facility at Canton Lakes, Oklahoma.  This amendment had been submitted to the National Indian Gaming Commission for approval in September 2003, but approval was not received.

We continually evaluate other management, consulting, development and acquisition opportunities related to gaming that have the potential to generate new revenue streams for the Company.

Project Development Costs:

North Metro Harness Initiative, LLC - In December 2003, we filed a license application with the Minnesota Racing Commission.  This license application was amended to add a subsidiary of MTR Gaming Group, Inc. (MTR-Harness, Inc.) as our 50% partner.  On January 19, 2005, the Minnesota Racing Commission approved North Metro’s racing licenses, which will enable us to develop and operate a harness race track and a 50-table card room in Columbus Township, Anoka County, Minnesota.  A local citizens group has filed two lawsuits against the Minnesota Racing Commission in an attempt to get our license revoked.  The Ramsey County, Minnesota, District Court granted the Minnesota Racing Commission’s motion for summary judgment and dismissed the first lawsuit on June 23, 2005.  Representatives of the citizens group filed an appeal of this decision on September 1, 2005 and oral argument in this appeal is scheduled for April 20, 2006.  On March 28, 2006, in the second lawsuit filed by the same citizens group, the Minnesota Court of Appeals affirmed the Minnesota Racing Commission’s decision to grant racing licenses to North Metro.  This decision may be appealed to the Minnesota Supreme Court, which would then have discretion whether or not to take the case.  We believe that these attempts to overturn North Metro’s racing licenses will be unsuccessful, however, if either of these lawsuits is resolved against us, it could prevent completion of this project.  The ongoing litigation has delayed financing and construction until the lawsuits are resolved.  At this time, we cannot predict when construction can begin on this project.

On October 20, 2005, we made capital contributions of $2,330,130 to North Metro Harness.  Of these capital contributions, $1,250,000 was required to fulfill Southwest Casino and Hotel Corp.’s capital commitments to North Metro under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  The remaining $1,080,130 of these capital contributions was an additional contribution agreed upon by Southwest Casino and Hotel Corp. and MTR-Harness, Inc. as managing members of North Metro Harness Initiative, LLC.  MTR-Harness, Inc. made capital contributions of $5,760,043 to North Metro Harness Initiative, LLC on October 20, 2005.  Of these contributions, $4,679,913 was required to fulfill MTR-Harness, Inc.’s capital commitments to North Metro under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  The remaining $1,080,130 of these capital contributions was an additional contribution agreed upon by Southwest Casino and Hotel Corp. and MTR-Harness, Inc. as managing members of North Metro Harness Initiative, LLC.  These capital contributions by MTR-Harness, Inc. resulted in MTR-Harness, Inc.’s aggregate capital contributions to North Metro Harness Initiative, LLC exceeding financial contributions from Southwest Casino and Hotel Corp. to North Metro Harness Initiative, LLC and the percentage of funding provided by Southwest no longer exceeds its 50 percent voting power in North Metro.  For this reason, as of October 20, 2005, North Metro is no longer consolidated with Southwest Casino Corporation and financial results are reported as income (loss) from an unconsolidated subsidiary under the equity method of accounting.

Our project cost expenses for the years ended December 31, 2005 and 2004 were $486,242 and $473,578 respectively offset by project costs allocated to MTR (minority interest) for 2005 and 2004 of $204,173 and $108,446, respectively, therefore the net project expenses paid by Southwest were $282,069 and $365,132.  In addition, our loss from this unconsolidated subsidiary for the period from October 20, 2005 to December 31, 2005 was $39,430.

We also have a receivable from North Metro for $1,656,051.  This receivable, together with interest, will only be paid if cash becomes available from North Metro’s operations (and then only after distributions to the members of North Metro for income taxes).  Because North Metro is only obligated to repay this loan out of operating revenue, the existing assets of North Metro would not be available for repayment if North Metro does not develop and operated its proposed facilities.

Rockaway Beach – In September 2002 we responded to a request for a proposal from the City of Rockaway Beach, Missouri (approximately 11 miles from Branson, Missouri) to build a riverboat and redevelop their downtown.  In order to obtain a gaming license to build a riverboat on the White River at Rockaway Beach, it was first necessary to amend the Missouri Constitution, which permitted riverboats only on the Mississippi and Missouri rivers. We were awarded the contract by the City and began incurring costs associated with pursuing this opportunity.  In June 2004, we established a separate entity (Southwest Missouri Gaming, LLC or SMG) to hold the development rights.  We transferred our rights and interests in this project to SMG in exchange for a 30% ownership interest.  Missouri businessman Robert Low acquired 70% of SMG. As of September 30, 2004, SMG had expended $13,978,766, including expenditures by us before the formation of SMG.  Southwest paid total expenses related to this project of $4,232,181 (which includes some expenses for which Southwest did not receive credit when SMG was formed).  In 2004, our allocable share of net loss from SMG was $2,361,334 and project costs incurred prior to the formation of SMG were $361,874.  The primary use of the funds was to secure an amendment to the State Constitution to allow riverboat gaming on the White River at Rockaway Beach.  This initiative was defeated in the primary election held August 3, 2004.  While we retain our rights in this entity, we have spent no monies on Rockaway Beach in 2005 and have no plans to revive this initiative at this time.

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

Casino Management:

Lucky Star – Concho

Lucky Star – Clinton

Casino Operations:

Gold Rush/ Gold Diggers Casino

Uncle Sam’s Casino

Casino Management:

Southwest Casino and Hotel Corp. manages two casinos for the Cheyenne and Arapaho Tribes of Oklahoma under the Third Amended and Restated Gaming Management Agreement dated June 16, 1995.  This Agreement has been extended twice and currently expires on May 19, 2007.  Southwest is seeking an extension of this agreement beyond May 19, 2007, but is uncertain whether such an extension can be secured.  If this agreement is not extended, the Company will lose this revenue source in May 2007.

On March 24, 2006, Southwest entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians under which Southwest will manage the Tribe’s Seven Clans Paradise Casino in Red Rock, Oklahoma, just south of Ponca City and North of Stillwater.  The Gaming Management Agreement must be approved by the National Indian Gaming Commission before it becomes effective.  The agreement has a five-year term that begins the day Southwest takes over management of the casino.

Lucky Star Concho

Management fees from Lucky Star – Concho were $3,187,836 in 2005 and $2,478,603 in 2004, an increase of 29%. Our increase in management fees was driven by expanded gaming and improved casino management.  In January 2005, the Tribes approved a compact with the state of Oklahoma that permitted the Tribes to offer additional electronic games as well as the ability to offer player banked card games.  In April 2005, the tribal gaming commission authorized us to begin offering these additional gaming opportunities at the Lucky Star - Concho casino.  We anticipate that Lucky Star – Concho will continue to realize the benefits of increased revenues over the prior year from this expanding gaming in the first quarter of 2006. To date, the advantage from expanded gaming at the Lucky Star facilities has not been affected by competition from Remington Park, a racetrack in Oklahoma City, that was permitted to offer the same type of gaming machines as the tribal locations, but is not allowed to offer player-banked card games.  Also, their hours of operations are limited whereas we continue to operate 24 hours per day and 7 days per week.  We do expect competition from other Tribes in the Oklahoma market to increase, but to date the increased competition has not had a significant impact on our operations.

Lucky Star Clinton

Management fees from Lucky Star Clinton were $1,723,272 in 2005 and $1,604,586 in 2004, an increase of 7%.  Our increase in management fees was driven by increased awareness of our location, customer service and improved machine selection.   The Tribes approval of a compact with the state of Oklahoma has not had a significant impact on the Clinton location primarily because Clinton currently does not have the ability to expand its facility due to lack of parking.  We anticipate that Lucky Star – Clinton will continue to improve operating results during the first quarter of 2006 as a result of improved machine selection. However, in order to increase revenues dramatically, the facility will have to be expanded, which would require the approval of the Cheyenne and Arapaho Tribes and the National Indian Gaming Commission (NIGC). We anticipate that additional competition will come into our market area within the next 9 months, but we believe that we will be competitive due to our customer service and machine selection.

Casino operations:

Gold Rush/ Gold Digger’s Casino Results

	Calendar Year		Percentage Increase (Decrease)
	2005	2004
Casino Revenues	$14,029,918	$14,221,835	-1.3%
Total Revenues	14,811,603	14,744,565	0.5%
EBITDA	3,096,275	2,738,317	13.1%
EBITDA margin	20.9%	18.6%

Gold Rush/ Gold Digger’s total revenues were slightly higher in 2005 and casino revenues were slightly lower.  The revenues remain relatively flat as a result of competition in the market and our inability to add more games to the facility. In 2003 and 2004, we were able to add more games each year. In order to increase the number of gaming positions, it will be necessary to do a major renovation of the facility. We have been able to improve the EBITDA by improved utilization of our employees, an improvement in our restaurant operations and more productive use of player incentives.  In the first quarter of 2006, we have begun to test our player tracking system and we plan to have it fully operational by the start of the second quarter of 2006.  This will allow us to improve our customer service and reduce payroll costs.

Uncle Sam’s Casino Results

	Calendar Year		Percentage Increase (Decrease)
	2005	2004
Casino Revenues	$952,067	$1,274,877	-25.3%
Total Revenues	955,497	1,278,433	-25.3%
EBITDA	(643,016)	(318,177)	102.1%
EBITDA margin	-67.3%	-24.9%

Uncle Sam’s Casino is a facility with only 67 slot machines that primarily serves the local residents market in Cripple Creek.  In 2004, the number of slot machines in the Cripple Creek market increased by 628 and, more importantly, a new casino that also caters to the local residents entered the market.  As a result, Uncle Sam’s continues to lose market share.  We have evaluated whether to continue operation of this facility.  Considering expenses related to our lease obligation, which runs until April 2009, and the ability to allocate a portion of our overall Colorado operating costs to Uncle Sam’s operations, it continues to be in our best interest to operate this facility.  We believe our revenues at this location have stabilized and that a number of initiatives planned for 2006, along with completion of testing on our player tracking system, will allow us to improve revenues and decrease costs beginning in the second quarter of 2006.

Other Factors Affecting Net Income:

Income (Expense)	Calendar Year		Percentage Increase (Decrease)
	2005	2004
Southwest Entertainment, Inc.	$(154,265)	$(146,536)	5.3%
Corporate Expense	2,407,076	3,513,230	(31.5)%
Interest Expense (Net)	(899,743)	(1,122,635)	(19.9)%
Other (income) loss	(41,465)	(4,992)	N/M
Effective tax rate	34%	0%	N/M
Discontinued Operations, net of income taxes	0	(256,582)	(100)%

Southwest Entertainment, Inc is a wholly owned subsidiary of Southwest Casino and Hotel Corp. that conducts concerts at the Gold Rush Palladium, a 1,200 seat outdoor amphitheater adjacent to the Gold Rush Casino.   We conduct musical events for the purpose of attracting people to Cripple Creek and our casino properties.  The increased loss in 2005 is due primarily to additional rent paid to Gold Rush.

Corporate expenses decreased 31.5% primarily due to a decrease in legal and accounting expenses of $667,000 and a decrease in payroll of $382,000 compared to the same period for the prior year. The additional legal and accounting expenses for 2004 were incurred in connection with the merger with Lone Moose Adventures, Inc. and additional costs in connection with the filing requirements for the Securities and Exchange Commission.  The decrease in payroll cost was a result of eliminating a number of employees that we had added in anticipation of a successful bid to develop a new gaming facility in Rockaway Beach, Missouri.

Interest Expense decreased 19.9% as a result of retirement of outstanding loans and renegotiation of the financing for the player tracking and slot accounting system installed at the Colorado casinos in January 2004.

Effective tax rates for 2005 reflect the federal statutory rate.  However, we are not required to make a significant cash payment for federal or state income taxes due to the utilization of net operating loss carryforwards.  For 2004, we had a net operating loss for which we provided no tax benefit because of a lack of certainty that the net operating loss carryforward would be available to offset future income.

Discontinued Operations reflect the results of operations for Southwest Casino Deadwood, LLC that we closed February 28, 2004, and thus includes only two months of operations that year.  For calendar year 2005, there is no loss from discontinued operations in Deadwood, SD.

Liquidity and Capital Resources

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

Net cash provided by operating activities during the year ended December 31, 2005 was $2,172,172 compared to $1,565,560 during the year ended December 31, 2004 an increase of $606,612 or 38.7%. The increase between years is due primarily to our efforts to decrease corporate expenses, in particular legal and accounting expenses, and an improvement in operating income at Gold Rush/Gold Digger’s.

Net cash used in investing activities for the year ended December 31, 2005 was $4,056,164 compared to net cash used in investing activities of $3,911,095 during the year ended December 31, 2004, an increase of $145,069 or 3.7%.  During 2005, we invested an additional $2,975,364 in North Metro Harness Initiative, LLC, $606,751 in property and equipment.  In 2004, we had invested $2,242,166 in the Rockaway Beach initiative and we also purchased a player tracking system for the casinos we own and operate in Colorado.

Net cash provided by financing activities for the year ended December 31, 2005 was $2,328,581 compared to net cash provided by financing activities of $2,367,801during the year ended December 31, 2004, a decrease of $39,430 or 1.7%.  In 2005, we borrowed $2,500,000 and repaid $433,839 of debt.  During 2004, we issued $2,449,760 of Convertible Demand Notes (net of issuance costs) and borrowed an additional $940,672.

On October 20, 2005, we entered into a new $2.5 million term loan agreement with Crown Bank of Minneapolis, Minnesota.  This loan accrues interest at a floating rate equal to prime plus 1 percent with a minimum interest rate of 7.5 percent per year and a current interest rate of 8 percent.  We are required to pay interest only until April 2006, after which we will be required to repay the outstanding principal balance and accrued interest over 12 months, with final payment due April 30, 2007.  The repayment period may be extended if we meet certain business goals.  This obligation is guaranteed by us and secured by substantially all of our assets.  In addition, 12 shareholders of the Company have each guaranteed a portion of the principal amount of this loan.  As required by Crown Bank, the shareholder guarantors of this loan include Jim Druck, CEO, Tom Fox, President and CFO, and Jeff Halpern, Vice President of Government Affairs, who have each guaranteed repayment of up to $100,000 of principal and accrued interest.  In addition, Gus Chafoulias, who subsequently joined our Board of Directors, guaranteed $300,000.  As discussed above, the proceeds of this loan were used primarily to fund our capital requirements to NMHI under the member control agreement entered into in June 2004.  Our current cash flows from operations should be sufficient to meet our normal operating requirements during the next twelve months, including the terms of repayment for the $2.5 million loan.  Southwest may need additional equity or debt financing to meet its capital commitments to North

Metro and pay for additions to the player tracking and slot accounting system installed in Colorado.  North Metro will need additional debt or equity financing to fund the development of its racetrack and card room in Minnesota.

In consideration of the agreement of 12 of our shareholders to guarantee portions of the $2.5 million term loan from Crown Bank that we entered into on October 20, 2005, we issued 5-year fully-exercisable warrants to purchase 1,250,000 shares of our common stock to these shareholders.  Each shareholder guarantor received a warrant to purchase one share of common stock for each $2.00 of the term loan guaranteed by that shareholder.  Of these, warrants to purchase 1,100,000 shares of common stock have an exercise price of $.50 per share.  This includes a warrant to purchase 150,000 shares of our common stock issued to Gus Chafoulias, who was not an affiliate of Southwest at that time, but subsequently joined our Board of Directors.  In consideration of the respective guarantees of $100,000 of loan proceeds, Jim Druck, CEO, Tom Fox, President and CFO, and Jeff Halpern, Vice President of Government Affairs, each received a warrant to purchase 50,000 shares of common stock at a price of $.58 per share.  The $.58 per share exercise price represented the average closing market price of one share of Southwest Casino Corporation common stock over the 10 trading days immediately preceding the closing of the loan transaction.

Line of Credit.  We refinanced our $450,000 line of credit as of October 20, 2005 with Crown Bank and it is now due on April 30, 2007 with a variable interest rate (currently 8.5%). At December 31, 2005, approximately $446,000 had been drawn on the line of credit.  The credit line is guaranteed by us and secured by substantially all of our assets.  In addition, Jim Druck, CEO, Tom Fox, President and CFO, and Jeff Halpern, Vice President of Government Affairs, have each guaranteed repayment of up to $100,000 of principal and accrued interest, which guarantee applies to both the $2.5 million term loan and the revolving line of credit.

We continue to review additional opportunities to acquire or invest in companies, properties and other projects that meet our strategic and return on investment criteria.  If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods.  Any material acquisition or investment would require additional debt or equity financing.

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

In addition, the development of the harness racetrack and card room by North Metro Harness Initiative has faced significant political opposition.  The same citizens group that has attempted to overturn North Metro’s racing licenses through lawsuits has supported candidates for the Columbus Township Board of Supervisors who would vote to block the project if given the opportunity.  The next elections will be held in March of 2007, unless the township’s pending efforts to be incorporated as a city succeed before then, in which case new elections for city council members could occur as early as November 2006.  If opponents of our project were to win a majority of seats in any of these elections, it could make completion of the North Metro project more difficult, more expensive, or , while unlikely, stop the project completely.

Significant Accounting Policies and Estimates:

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including, but not limited to, the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  We cannot assure you that our actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to the Notes to Consolidated Financial Statements presented in our 2005 Financial Statements.

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

Private Securities Litigation Reform Act:

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

•                  our ability to build and maintain healthy personal and professional relationships with tribes and their officials; and

•                  the potential change of policies and personnel of tribal governments, which could adversely affect our relationships;

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

•                  success of our customer-tracking and customer loyalty programs;

•                  abnormal gaming holds;

•                  litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

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

Item 7.          FINANCIAL STATEMENTS.

SOUTHWEST CASINO CORPORATION

[Letterhead of Eide Bailly LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Southwest Casino Corporation

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Southwest Casino Corporation (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Casino Corporation as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota

February 24, 2006, except for the fifth paragraph of Note 21, for which the date is March 24, 2006

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,195,145	$750,556
Cash - Restricted	2,656	202,147
Accounts Receivable	125,341	136,247
Management Fees Receivable	443,453	241,227
Inventories	148,283	154,724
Prepaid Expenses	574,371	640,610
Total Current Assets	$2,489,249	$2,125,511

PROPERTY AND EQUIPMENT
Real Estate Options	$—	$657,034
Construction in Progress	—	1,208,762
Leasehold Improvements	15,671,888	15,668,826
Furniture and Equipment	5,984,114	6,387,001
Accumulated Depreciation	(9,547,838)	(7,819,758)
Net Property and Equipment	$12,108,164	$16,101,865

OTHER ASSETS
Intangible Assets	$944,730	$1,439,165
Deposits	101,150	100,024
Investment in unconsolidated subsidiary	4,298,367	—
Deferred Tax Asset	573,000	842,000
Total Other Assets	$5,917,247	$2,381,189

TOTAL ASSETS	$20,514,660	$20,608,565

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$638,409	$2,468,807
Accounts Payable - Construction in Progress	—	316,442
Accrued Expenses	1,058,758	869,579
Accrued Liabilities - Related Parties	249,947	707,763
Notes Payable	446,292	883,101
Current Portion of Long-Term Liabilities	2,778,571	767,436
Convertible Subordinated Series A Debentures	—	100,000
Accrued Interest Payable	17,552	109,775
Total Current Liabilities	$5,189,529	$6,222,903

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$9,112,672	$9,017,472

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 shares authorized	$—	$—
Common Stock, $.001 Par Value 50,000,000 Shares Authorized, 19,588,656 and 5,256,786 Shares Issued and Outstanding, Respectively	19,589	19,366
Additional Paid-in Capital	17,052,916	16,775,220
Accumulated Deficit	(10,860,046)	(11,426,396)
Total Stockholders’ Equity	6,212,459	5,368,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,514,660	$20,608,565

See Notes to Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2005 and 2004

	2005	2004

REVENUES
Casino	$14,981,985	$15,496,712
Food & Beverage/Hotel	582,546	433,119
Management and Consulting	4,911,105	4,083,189
Entertainment	26,178	102,430
Other	211,204	93,167
Total Revenue	20,713,018	20,208,617

EXPENSES
Casino	$11,839,907	$12,018,880
Food & Beverage/Hotel	1,474,223	1,583,978
Corporate Expense	2,480,942	3,861,962
Project Development Costs	736,739	835,452
Entertainment	158,204	199,867
Depreciation and Amortization	2,358,065	2,433,699
Total Expenses	19,048,080	20,933,838

Income from Operations	$1,664,938	$(725,221)

OTHER INCOME (EXPENSE)
Interest Income	$6,899	$8,459
Interest Expense	(934,417)	(1,131,094)
Loss on Disposition of Property and Equipment	(44,813)	(9,909)
Income from Debt Forgiveness	—	9,219
Total Other Income (Expense)	(972,331)	(1,123,325)

Loss from Continuing Operations
Before Income Taxes	692,607	(1,848,546)

Income Tax Benefit (Expense)	(291,000)	—
Minority Interest in Loss of Consolidated Subsidiary	204,173	108,446
(Loss) of Unconsolidated Subsidiaries, Net of Tax Benefit	(39,430)	(2,361,334)

Income (Loss) from Continuing Operations	566,350	(4,101,434)

DISCONTINUED OPERATIONS
Loss from Discontinued Operations	$—	$(256,582)
Income Tax Benefit	—	—
Total Discontinued Operations	—	(256,582)

NET INCOME (LOSS)	$566,350	$(4,358,016)

Earnings per common share and common equivalent share, Basic:
Loss from continuing operations	0.03	(0.36)
Discontinued operations	—	(0.02)
Net Income (Loss)	$0.03	$(0.38)

Common Equivalent Shares Outstanding	19,531,402	11,460,771

Earnings per common share and common equivalent share, Fully-diluted:
Loss from continuing operations	0.03	(0.36)
Discontinued Operations	—	(0.02)
Net Income (Loss)	$0.03	$(0.38)

Common Equivalent Shares Outstanding	22,463,724	11,460,771

See Notes to Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

	2005	2004

Cash Flows from Operating Activities:
Net Income (Loss)	$566,350	$(4,358,016)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Minority Interest in Loss of Consolidated Subsidiary	(204,173)	(108,446)
Depreciation and Amortization	2,358,065	2,468,021
Amortization of loan costs	28,770	—
Loss on Disposition of Property and Equipment	44,813	9,909
Impairment Loss on gaming equipment	69,290	—
Common Stock Issued for Non-Cash Compensation	20,625	325,375
Loss of Unconsolidated Subsidiaries	39,430	2,361,334

Change in Current Assets and Liabilities,
(Increase) Decrease in Restricted Cash	199,491	(202,147)
(Increase) Decrease in Receivables	(191,320)	243,714
(Increase) Decrease in Inventories	6,441	14,706
(Increase) Decrease in Prepaid Expenses	(127,060)	(70,610)
(Increase) decrease in deferred tax asset	269,000	—
Increase (Decrease) in Accounts Payable	(1,004,506)	797,672
Increase (Decrease) in Accrued Expenses	189,179	309,767
Increase (Decrease) in Accrued Interest Payable	(92,223)	(225,719)
Net Cash Provided By Operating Activities	$2,172,172	$1,565,560

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	$—	$5,725
Purchase of Property and Equipment	(606,751)	(1,918,543)
Proceeds from Principal Received on Long-Term Notes Receivable	—	402,686
(Increase) Decrease in Deposits	(1,126)	57,940
Payment of Capitalized License	(196,542)	(207,136)
Payments to related parties	(457,816)	—
Conversion of Consolidated to Uncosolidated Subsidiary	(19,185)	—
Investment in Unconsolidated subsidiary	(2,774,744)	(2,251,767)
Net Cash (Used In) Investing Activities	$(4,056,164)	$(3,911,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances on Short-Term Notes Payable	$(433,839)	$590,672
Proceeds from Line of Credit	—	350,000
Proceeds from Convertible Demand Notes, Net of Issuance Costs of $182,240	—	2,449,760
Proceeds from Long-Term Borrowings	2,500,000	—
Principal Payments on Long-Term Borrowings	(853,989)	(948,577)
Proceeds from Investor in Consolidated Subsidiary - Minority Interest	1,167,408	108,446
Proceeds from Issuance of Common Stock	24,001	75,000
Proceeds from Issuance of Preferred Stock & Warrants	—	5,000
Settlement of Convertible Subordinated Debentures	(75,000)	(262,500)
Net Cash Provided by Financing Activities	$2,328,581	$2,367,801

Net Increase in Cash and Cash Equivalents	444,589	22,266

CASH AND CASH EQUIVALENTS
Beginning of Year	750,556	728,290
End of Year	$1,195,145	$750,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$886,135	$1,364,671
Income taxes paid	$197	$1,138

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in exchange for compensation	$20,625	$325,375
Equipment purchased through financing	$25,303	$986,929
Conversion of Accounts Payable to Long-Term Debt	$460,324

See Notes to Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2005 and 2004

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Number of Shares	Amount	Number of Shares	Amount

BALANCE December 31, 2003	8,067,506	$161,350	5,256,786	$105,136	$13,311,968	$(6,989,617)	$6,588,837

Issuance of Common Stock for Services	—	—	187,500	3,750	18,750	—	22,500

Issuance of Common Stock for Debt	—	—	2,649,551	52,991	2,596,560	—	2,649,551

Conversion to New Common Stock $.001 par	(8,067,506)	(161,350)	8,067,593	(145,715)	307,065	—	—

Reverse Merger - Lone Moose	—	—	3,208,550	3,208	75,555	(78,763)	—

Common Stock Purchased	—	—	1,500,000	1,500	73,500	—	75,000

Cancellation of Stock - Lone Moose	—	—	(2,489,192)	(2,489)	(15,068)	—	(17,557)

Issuance of Common Stock for Services	—	—	939,685	940	339,060		340,000

Issuance of Common Stock for Debt	—	—	45,455	45	49,955	—	50,000

Issuance of Warrants	—	—	—	—	17,875	—	17,875

Net Loss	—	—	—	—	—	(4,358,016)	(4,358,016)

BALANCE December 31, 2004	—	$—	19,365,928	$19,366	$16,775,220	$(11,426,396)	$5,368,190

Issuance of Common Stock for Debt			22,728	23	24,978		25,001

Issuance of Common Stock for exercise of warrants			200,000	200	23,800		24,000

Issuance of Warrants for Services					20,625		20,625

Issuance of Warrants for Loan Guarantee					208,293		208,293

Net Income						566,350	566,350

BALANCE December 31, 2005	—	$—	19,588,656	19,589	17,052,916	(10,860,046)	6,212,459

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Southwest Casino Corporation

Southwest Casino and Hotel Corp. is the primary, wholly-owned operating subsidiary of Southwest Casino Corporation and was our parent company until the July 2004 reorganization that resulted in our current structure.  Southwest Casino and Hotel Corp. was organized under the laws of the State of Minnesota in 1992 under the name “Southwest Casino and Hotel Ventures, Inc.” and we have operated in the gaming industry since formation.

On July 22, 2004, Southwest Casino and Hotel Corp. merged with Lone Moose Acquisition Corporation, a wholly-owned subsidiary of Lone Moose Adventures, Inc., a Nevada corporation.  Lone Moose Acquisition Corporation was formed solely for the purpose of completing our reorganization.  Southwest Casino and Hotel Corp. was the surviving corporation in that merger and became a wholly-owned subsidiary of Lone Moose Adventures, Inc., which changed its name to Southwest Casino Corporation.  Under the terms of the reorganization agreement among Southwest Casino and Hotel Corp., Lone Moose Adventures, Inc. and certain shareholders of Lone Moose Adventures, Inc., Southwest Casino Corporation acquired 100% of the issued and outstanding shares of Southwest Casino and Hotel Corp. common and preferred stock in exchange for 16,161,343 shares of its common stock issued to the shareholders of Southwest Casino and Hotel Corp.  Including shares of Lone Moose common stock acquired by principal shareholders of Southwest Casino and Hotel Corp. before the reorganization, the former Southwest Casino and Hotel Corp. equity security holders acquired approximately 92% of the outstanding securities of Southwest Casino Corporation in the reorganization.

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

Southwest Casino Corporation, through its wholly-owned subsidiaries, operates three casinos in Cripple Creek, Colorado, manages Native American gaming facilities under contractual agreements, and offers and has provided consulting services for casinos.  Southwest Casino Corporation’s operations include the following consolidated and unconsolidated subsidiaries:

Southwest Casino and Hotel Corp.

Southwest Casino and Hotel Corp. was formed in 1992 and provides management and consulting services for casinos under contractual agreements and operates Uncle Sam’s Casino in Cripple Creek, Colorado.

Gold Rush I, LLC

Gold Rush I, LLC, was formed during 1999 and operates the Gold Rush Hotel and Casino and Gold Digger’s Casino in Cripple Creek, Colorado under a long-term capitalized lease agreement.

Southwest Entertainment. Inc.

Southwest Entertainment, Inc., located in Minneapolis, Minnesota, was formed on November 4, 1998. The company operates an outdoor amphitheatre for entertainment events in Cripple Creek, Colorado.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

North Metro Harness Initiative, LLC (Unconsolidated)

North Metro Harness Initiative, LLC (North Metro) (a development stage Minnesota limited liability company) was formed on June 16, 2003 for the purpose of developing, owning, and operating a harness racetrack and card room north of Minneapolis, Minnesota, in Anoka County.  North Metro was issued licenses to own and operate the racetrack by the Minnesota Racing Commission on February 16, 2005.  As a result of the Minnesota Racing Commission’s decision, the Commission is being sued by a group opposed to the racetrack.  North Metro cannot move forward with its development until this matter is resolved.  North Metro’s activities are described more fully in Note 6.

SW Missouri, LLC

SW Missouri, LLC was formed on May 25, 2004.  Its sole asset is a 30% membership interest in Southwest Missouri Gaming, LLC.

Southwest Missouri Gaming, LLC (unconsolidated)

Southwest Missouri, LLC owns a 30% membership interest in Southwest Missouri Gaming, LLC, which was formed March 29, 2004.  Southwest Missouri Gaming, LLC pursued state and local regulatory approval and property acquisition for a riverboat casino in Rockaway Beach, Missouri, which required an amendment to the state constitution.  The ballot initiative to amend the constitution was defeated in a statewide primary election on August 3, 2004.  All costs associated with this initiative were charged to expense in 2004.  Southwest Missouri Gaming, LLC spent no monies on Rockaway Beach in 2005.  While the Company retains its rights in this entity, it has no plans to revive this initiative at this time.  See Note 6.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southwest Casino Corporation, its wholly-owned subsidiaries, and North Metro Harness Initiative, LLC which is treated as a variable interest entity (“VIE”) subject to consolidation for the year ended December 31, 2004, but not for the year ended December 31, 2005.  See note 6.  All material inter-company transactions and balances have been eliminated in consolidation.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

Receivables and Credit Policies

Accounts receivable are uncollateralized obligations under normal trade terms requiring payment within 20 days from invoice date, and do not accrue interest.  Accounts receivable are stated at the amount billed to the customer.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will be collected.  Management reviews all trade receivable balances that exceed 30 days from the invoice date and, based on an assessment of the current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

Net Income Per Share – Basic and Diluted

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2005 and 2004 was approximately $393,000 and $395,000, respectively.

Employee Benefit Plan

The Company has established a defined contribution profit sharing plan for its eligible employees.  To be eligible, an employee must be 21 years of age and have completed one year of service.  Contributions to the plan are made at the discretion of management, based on results of operations from year to year.  No discretionary contributions were made during 2005 or 2004.

The Company has adopted a 401(k) retirement plan.  The plan provides for employee pre-tax salary deferrals of up to 10% of a participant’s compensation (not to exceed federal limits) and a matching contribution by the Company — dollar for dollar up to 3% and fifty cents per dollar up to 5% of the participant’s compensation. Employees are eligible for the plan if they have completed one year of service, as defined in the plan, and are at least 21 years old.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

A participant is fully-vested after one year of service, as defined in the plan.  The Company’s matching contribution for the years 2005 and 2004 was $93,889 and $97,279, respectively.

Property and Equipment

Real estate options include costs related to agreements for options to purchase land.

Construction in progress consists of amounts incurred for the architectural, engineering and other construction planning costs that meet capitalization criteria.  As of December 31, 2005 and 2004, construction in progress consisted of architectural, zoning, engineering and construction permit application costs.

Property and equipment are carried on the books at cost.  Depreciation on property and equipment is calculated using the straight-line method over their estimated useful lives, which range from 3 to 10 years.  Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the income statement.

Repair and maintenance charges, which do not increase the useful lives of the assets, are charged to expense as incurred.

Depreciation expense was $1,122,920 and $1,228,733 for the years ended December 31, 2005 and 2004, respectively.

Leaseholds attributable to the lease in Note 11 have been capitalized in accordance with generally accepted accounting principles and are being amortized over 20 years using the straight-line method.

Amortization expense for these leaseholds was $725,340 for each of the years ended December 31, 2005 and 2004.

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

Organization and start-up costs

Organization and start-up costs are expensed as incurred.  Organization costs consist of amounts related to the formation of a company.  Start-up costs consist of amounts incurred during the development stage related to the operation, management and development of a company, which do not qualify as a capitalized cost.  For federal and state income tax purposes the Company elected to capitalize and amortize start-up costs pursuant to Internal Revenue Code (IRC) Section 195(B).

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

NOTE 3 – RESTRICTED CASH

Restricted Cash at December 31, 2005 and 2004 represents a bank escrow account set up to repurchase Series A convertible subordinated debentures that were outstanding as of July 14, 2004 (See Note 9).

NOTE 4 –PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverage provided gratuitously to customers, which was $1,115,953 and $1,263,506 in 2005 and 2004, respectively.

NOTE 5 – INTANGIBLE ASSETS AND CASINO MANAGEMENT AGREEMENT

	2005	2004
Casino management contract rights	$722,229	$1,232,029
Minnesota Class A and B Racing License	—	207,136
Loan Costs - Note Payable - Crown Bank (Note 7)	222,501	—
Total	$944,730	$1,439,165

The Company entered into an agreement with the Cheyenne and Arapaho Tribes of Oklahoma (CATO) for management of its casinos located in Oklahoma, which was to expire on May 19, 2004.  In exchange for extending the contract through May 19, 2007, the Company has transferred title of a tract of land to CATO.  The exchange took place in 2003.  Since the asset transfer is related to the extension agreement for management services, the cost of the land is being amortized over the term of the agreement.

Management revenues of $4,911,105 and $4,083,189 were earned related to the agreement with CATO for the years ended December 31, 2005 and 2004, respectively.  The Company is seeking an extension of this agreement beyond May 19, 2007, but is uncertain whether such an extension can be secured.  If this agreement is not extended, the Company will lose this revenue source in May 2007.

Amortization expense of the contract rights for the years ended December 31, 2005 and 2004 was $508,805 and $297,386, respectively.  Amortization expense on the loan costs associated with the Crown Bank Note for the years ended December 31, 2005 and 2004 was $28,770 and $0, respectively.  See Note 11 for a discussion of this loan.

Amortization expense for future years is estimated as follows:

Year Ended December 31,	Contract Rights	Loan Costs
2006	$509,800	$167,215
2007	$212,414	$54,989

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

The Company has also expended funds to acquire Class A and Class B racing licenses from the Minnesota Racing Commission.  Although these licenses are renewed on an annual basis, the costs of obtaining the initial licenses are considered to have an indefinite useful life because it is expected to generate cash flows indefinitely.  The license costs are no longer included in the consolidated balance sheet as of October 20, 2005.  See the discussion in Note 6.

NOTE 6 — VARIABLE INTEREST ENTITY AND UNCONSOLIDATED SUBSIDIARIES

North Metro Harness Initiative, LLC

The Company evaluated whether North Metro should be treated as a variable interest entity (“VIE”) subject to consolidation during the applicable reporting periods under FIN 46(R).  The Company determined that North Metro should be treated as a VIE and that North Metro should be consolidated within the Company’s financial statements for the year ended December 31, 2004 and until October 20, 2005, for the following reason:

The Company lacked the ability through voting or similar rights to make decisions regarding North Metro’s activities because the Company’s voting rights were not proportionate to the Company’s obligation to absorb expected losses of the entity.  Until October 20, 2005, the Company had provided approximately 67 percent of North Metro’s financial support, but held only 50 percent of the North Metro voting power.  Because the Company would absorb financial losses of North Metro that were disproportionate to its 50 percent decision making power, we determined that North Metro is a VIE subject to consolidation for the year ended December 31, 2004 and until October 20, 2005.

On October 20, 2005, MTR-Harness, Inc. (“MTR”) made capital contributions of $5,760,043 to North Metro Harness Initiative, LLC.  Of these contributions, $4,679,913 was required to fulfill MTR’s capital commitments to North Metro under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  The remaining $1,080,130 of these capital contributions was an additional contribution agreed upon by Southwest Casino and Hotel Corp. and MTR as managing members of North Metro Harness Initiative, LLC.  These capital contributions by MTR resulted in MTR’s aggregate capital contributions to North Metro Harness Initiative, LLC exceeding financial contributions from Southwest Casino and Hotel Corp. to North Metro Harness Initiative, LLC.  Because it is no longer true that the Company would absorb financial losses in excess of its decision making power, North Metro is no longer consolidated with Southwest Casino Corporation and in the future, financial results will be reported as income (loss) from an unconsolidated subsidiary by the Company under the equity method of accounting.

On October 20, 2005, the Company also made capital contributions of $2,330,130 to North Metro Harness Initiative, LLC.  Of these capital contributions, $1,250,000 was required to fulfill Southwest Casino and Hotel Corp.’s capital commitments to North Metro under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  The remaining $1,080,130 of these capital contributions was an additional contribution agreed upon by Southwest Casino and Hotel Corp. and MTR as managing members of North Metro Harness Initiative, LLC.

North Metro Harness Initiative, LLC used these capital contributions to complete the purchase of approximately 165 acres of land in Columbus Township, Anoka County, Minnesota.  The purchase was completed in accordance with the terms of an option agreement that commenced on March 1, 2003.  North Metro Harness Initiative, LLC notified the seller of its intent to purchase the real estate under the terms of the option agreement on July 27, 2005.  The purchase price for the land was $8,450,000 plus real estate commissions and closing costs.  The price paid at closing was reduced by $630,000, the amount of option payments made by North Metro under the option agreement.  North Metro intends to develop a harness racetrack and card room on the site. As of December 31, 2004, North Metro had made payment under the option agreement of $350,000.

North Metro also purchased two additional parcels of land.  On October 7, 2005, North Metro purchased approximately 24 acres of land for $600,000 in the city of Hugo in Anoka County, Minnesota.  North Metro intends to use the property for wetland mitigation work in connection with its development of a harness track and card room

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

in Columbus Township, Minnesota. On October 14, 2005, North Metro completed the purchase of approximately 13.4 acres of land in Columbus Township, Anoka County, Minnesota.  The purchase was completed in accordance with the terms of an option agreement that commenced on July 17, 2003.  The purchase price for the land was $700,000 plus real estate commissions and closing costs.  The price paid at closing was reduced by $32,000, the amount of option payments made by North Metro under the option agreement.  The site adjoins real estate on which North Metro intends to develop a harness racetrack and card room.  As of December 31, 2004, North Metro had made payments under the option agreement of $21,000.

As of December 31, 2005, the Company has contributed $3,719,455 in consideration of its membership interests in North Metro.  In addition, the Company has advanced $1,656,051 for costs related to North Metro that the Company paid, and which exceeded the Company’s agreed pre-license capital contribution of $1,000,000, before the Minnesota Racing Commission granted racing licenses to North Metro.  These advances, together with interest, will only be paid out of first available cash from operations (and then after certain distributions to the members for income tax purposes).  Although the pre-licensing advances to North Metro are characterized as a payable to the Company under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004, the Company treats these payments as an additional investment in North Metro and therefore does not account for these payments as a receivable.  The Company has combined the advances and its capital contributions into an investment in an unconsolidated subsidiary on its financial statements and has accounted for this investment and all North Metro activity since October 20, 2005 under the equity method of accounting.

For the year ended December 31, 2005, the Company recorded $486,242 in North Metro project expense in its financial statements.  The Company has not included the assets of North Metro in its consolidated financial statements, but rather has recorded its capital contributions and the Company’s receivable from North Metro as an investment in an unconsolidated subsidiary and is accounting for all activity since October 20, 2005 on the equity method.  This receivable is included in the investment in unconsolidated subsidiary on the December 31, 2005 consolidated balance sheet.  The receivable, together with interest, will only be paid if cash becomes available from North Metro’s operations (and then only after distributions to the members of North Metro for payment of income taxes).  Because North Metro is only obligated to repay this loan out of operating revenue, the existing assets of North Metro would not be available for repayment if North Metro does not develop and operate its proposed facilities.

The balance sheet of North Metro on October 20, 2005 is no longer included in the Company’s consolidated balance sheet for the year ended December 31, 2005.  For the year ended December 31, 2004, North Metro was included in the Company’s consolidated balance sheet. The balance sheets of North Metro as of October 20, 2005 and December 31, 2004, are as follows:

	October 20, 2005	December 31, 2004
ASSETS
Cash and Cash Equivalents	$19,185	$5,929
Prepaid Expenses	193,298	—
Real Estate Options	739,257	407,257
Construction in progress	1,349,798	1,208,762
Capitalized Licenses	418,211	207,136
Total Assets	$2,719,749	$1,829,084

LIABILITIES AND EQUITY
Accounts Payable	$150,477	$504,840
Due to Affiliates	1,550,337	1,156,782
Southwest Casino and Hotel Corp. Capital	1,093,408	1,000,000
MTR-Harness, Inc. Capital	1,275,854	108,446
Retained Earnings	(1,350,327)	(940,984)
Total Liabilities and Equity	$2,719,749	$1,829,084

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

North Metro has received a letter of commitment to provide debt financing for approximately 79% of the expected total project cost of the race track and card room, with the remaining 21% to be provided in the form of equity by North Metro.  Terms of this commitment include a $33,000,000 loan amortized over 10 years with interest at a variable rate (1.74% above prime rate) and a 7% interest rate floor, and an additional $4,250,000 loan, amortized over 5 years with interest at a fixed rate of 20%, is available if needed, but North Metro is not obligated to borrow this money to obtain the $33,000,000 primary loan.  In addition, 50% of net available cash flow (after scheduled debt service and income taxes) would be required to be held in an account to redeem the debt.  Redemption under this provision occurs when the account equals the principal amount of the loan outstanding.  Security for the loan will include a first mortgage, corporate guarantee of the Company, and security interests in other assets of the Company.  The closing of the loan is expected to occur after various court challenges to North Metro’s Class A and B racing licenses are resolved.  Funding the loan will occur as needed for the construction project.

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

North Metro has entered into consulting agreements with non-related parties to monitor legislation and perform lobbying activities related to establishing and developing the racetrack and card room.  The agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement.  North Metro has monthly obligations related to these agreements of approximately $20,000 per month for the first six months of 2005.  This monthly obligation was reduced to $12,000 each month for the balance of 2005.

Southwest Missouri Gaming, LLC

During 2004, the Company established a separate entity (SW Missouri, LLC) that invested in Southwest Missouri Gaming, LLC (SMG).  SMG was established to own and operate a riverboat casino in Rockaway Beach, Missouri.  SW Missouri owns 30% of SMG and contributed $3,835,960 to SMG.  SMG is 70% owned by an unrelated party who has contributed $10,142,806. Amounts expended by the Company before formation of SMG were counted as part of SW Missouri’s contribution to SMG.  As of December 31, 2004, the Company has written off its entire investment due to the failure of a proposed amendment to the Missouri constitution on August 3, 2004 that was required for this project to proceed.

The Company owed its partner, Prime Inc., $367,000 as of December 31, 2004 for its share of expenses in connection with the unsuccessful initiative.  As of December 31, 2005, the Company has paid off a one year promissory note under which it was required to pay Prime Inc. $5,000 per month, a principal payment of $100,000 on July 1, 2005, and the balance of the note on December 31, 2005.  The interest rate on this note was the prime rate plus 2 points and adjusted monthly.  The note was secured by slot machines owned by Gold Rush I, LLC.  That collateral was released as of December 31, 2005.  All costs associated with this initiative were charged to expense in 2004.  While the Company retains its rights in this entity, it spent no monies on the Rockaway Beach project in 2005 and has no plans to revive this initiative at this time.

Upon establishment of SMG, the Company adopted the equity method of accounting for its investment in SMG.  Accordingly, the Company’s allocable portion of net income (loss) has been identified as equity earnings (loss) of unconsolidated subsidiaries on the accompanying consolidated income statement.  For the calendar years ended December 31, 2005 and 2004, the total loss related to the Rockaway Beach, Missouri development activities was $0 and $2,723,208, respectively.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 7 – SHORT-TERM NOTES PAYABLE

Short-term notes consisted of the following at December 31:	2005	2004

Associated Bank Line of Credit
The Company borrowed up to $450,000 under this line of credit. Interest rate was Prime +1%. This line of credit was repaid, in full, October 20, 2005.	$—	$446,292

Associated Bank Loan
On October 12, 2004, the Company borrowed $500,000 amortized over one year at $42,934 per month interest rate of 5.75%, guaranteed by the directors of the Company and an investor. Last payment made October 12, 2005.	$—	$418,569

Crown Bank Revolving Credit
On October 20, 2005, the Company entered into an agreement to borrow up to $450,000 under a revolving line of credit. Interest rate is Prime +1%, not less than 7.5%, due April 30, 2007. Currently the interest rate is 8.5%. At December 31, 2005, $3,708 was available to borrow. The loan is guaranteed to the extent of $300,000 by three principal officers of the Company. See Discussion of Warrants Issued – Note 12.	$446,292	$—

AICCO, Inc.
The Company financed various insurance policies at an interest rate of 7.42% per year. Monthly payments of $4,552 were due until maturity in April 2005.	$—	$18,210
Total Notes Payable	$446,292	$883,071

NOTE 8 – SUBORDINATED DEBENTURES

During 1993, the Company sold $8,250,000 of Series A convertible subordinated debentures paying interest at a rate of 9.25% per year and due and payable on July 15, 1998.  On July 8, 2004, the Company offered to redeem all remaining outstanding Series A debentures, principal amount of $362,500, which were then in default, in exchange for payment of all principal plus interest accrued through July 14, 2004, or conversion of the principal to common stock plus payment of accrued interest through July 14, 2004.  The company paid all amounts necessary to redeem the remaining Series A convertible subordinated debentures in accordance with this offer into an escrow account established for this purpose.  As of December 31, 2005, all of the Series A convertible subordinated debentures had been redeemed.  In accordance with the July 8, 2004 redemption offer, after that date, we no longer accrued interest on the outstanding Series A debentures.

	2005	2004
Subordinated debentures payable	$0	$100,000
Accrued interest payable	$0	$101,750

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 75,000,000 shares of common stock with a par value of $.001 and up to 30,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with preferences and designations determined by the Board of Directors.  As of December 31, 2005, there were no shares of preferred stock designated or outstanding.  Each share of common stock is entitled to one vote on all matters submitted to shareholders.  Under the terms of a gaming license held by a subsidiary of the Company, the Company has amended its Articles of Incorporation to provide that all shares of common stock are subject to redemption, at the discretion of the Board of Directors, at fair market value if an owner is determined to be a disqualified holder.  A disqualified holder is a stockholder whose ownership of Company stock or refusal to provide information to the Company or any applicable gaming authorities may result in the disapproval, modification or non-renewal of any contract, license or franchise related to the Company’s gaming operations.

During the years ended December 31, 2005 and 2004, the company issued the following shares of common stock:

Year Ended December 31, 2005

On February 14, 2005, the Company issued 22,728 shares in connection with the redemption of an outstanding $75,000 Series A debenture.

On March 25, 2005, the Company issued 125,000 shares upon exercise of a warrant to purchase 125,000 shares of common stock and the receipt of $15,000 in cash.

On May 2, 2005, the Company issued 75,000 shares upon exercise of a warrant to purchase 75,000 shares of common stock and the receipt of $9,000 in cash.

On October 14, 2005, the Company issued warrants to purchase 40,000 shares to Corporate Capital Management, LLC and 10,000 shares to DMSR Investments at $1.00 per share in settlement of claims against the Company related to the Convertible Debt offering and proposed equity transaction.

Year Ended December 31, 2004

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

On July 22, 2004, in connection with the Company’s reorganization, the Company issued 16,161,343 shares of its common stock to the former holders of Southwest Casino and Hotel Corp. common stock, series C preferred stock, and convertible securities.  The Southwest Casino and Hotel Corp. securities acquired by the Company included the following securities issued by Southwest Casino and Hotel Corp. during the first 9 months of 2004:

•                  On July 15, 2004, 375,000 shares of common stock issued in exchange for personal guarantees of promissory note (see Note 7).

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

In addition, on July 22, 2004 the Company cancelled 2,489,372 shares of common stock held by the founding shareholders of Lone Moose Adventures, Inc.  In consideration of (a) the cancellation of these shares, (b) the agreement of the founding shareholders to indemnify the Company against any liabilities arising from the operation of Lone Moose Adventures, Inc. before the reorganization, and (c) the assumption by the founding shareholders of all of the liabilities of the Company’s former adventure tour business, the Company sold to the founding shareholders substantially all of the assets of the Company’s former adventure tour business.

On December 8, 2004, the Company issued 50,000 shares to Corporate Capital Management LLC in settlement of claims against the Company related to the Convertible Debt offering and proposed equity transaction; 20,000 shares to Isle Capital LLC for services; and 45,455 to a Series A Convertible bondholder in redemption of a $50,000 bond.

The following is a reconciliation of basic and diluted earnings per share:

Year ended December 31, 2005:

	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings Per Share

Basic Earnings per Share	$566,350	19,531,402	$.03
Effect of Dilutive Securities:
Outstanding Options and Warrants	—	2,932,322
	$566,350	22,463,724	$.03

The Company had a net loss for the year ended December 31, 2004; therefore, a calculation of earnings per share on a fully diluted basis would be anti-dilutive.

NOTE 10 – OPERATING LEASES

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

The Company also leases office space for corporate offices.  The lease expires December 31, 2009.

Rent expense was approximately $284,400 and $197,300 for the years ended December 31, 2005 and 2004, respectively.

Future operating lease payments required as of December 31, 2005 are as follows:

2006	$284,400
2007	284,400
2008	284,400
2009	158,400
Total	$1,011,600

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 11 – LONG-TERM OBLIGATIONS

Capital Lease

On April 9, 1999, the Company entered into a 20-year capital lease with Cripple Creek Development Co, Blue Building Development, Inc. and Mark and Annesse Brockley (the Lessors) for the land and buildings relating to The Gold Rush Hotel and Casino and Gold Digger’s Casino.  The amount capitalized is based upon:

Present value of $53,437 monthly payments for 20 years	$5,799,170
Principal due on assumed obligations of outstanding debts	8,707,661
$14,506,831

Under this capital lease, the Company is required to make additional rent payments if the net income from the Gold Rush and Gold Digger’s casinos exceeds certain thresholds stated in the lease.  Because the Company is permitted to allocate a portion of its general overhead expenses to these operations when calculating net income for purposes of determining additional rent due, the Company has not been required to make additional rent payments.

Future minimum lease payments required under the capital leases as of December 31, 2005, are as follows:

2006	$1,713,898
2007	1,671,725
2008	1,636,868
2009	1,334,381
2010	1,233,903
Thereafter	8,492,600
Total miniumum lease payments	16,083,375
Less-amount representing interest	(8,087,824)
Present value of minimum lease payments	8,930,919
Less-current portion	(819,461)
Long-term portion	$8,111,458

Crown Bank Term Loan and IGT Note

On October 20, 2005, the Company entered into a term loan to borrow $2.5 million.  The interest rate is Prime +1%, not less than 7.5%, and the loan is due April 30, 2007.  Currently the interest rate on this loan is 8.5%.  The repayment period will be extended to May 31, 2008, if the Company achieves certain business goals.  The loan is guaranteed by twelve shareholders of the Company, including three principal officers.  See Discussion of Warrants Issued – Note 12.

On December 23, 2005, the Company negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our three casinos in Cripple Creek, Colorado.  The loan is for a term of 48 months with interest equal to the prime rate.

Future loan payments required as of December 31, 2005 are as follows:

2006	$2,749,842
2007	$789,918
2008	$132,918
2009	$132,918
2010	$11,077
Total:	$3,816,673

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 12 – STOCK OPTIONS AND WARRANTS

On July 15, 2004, Southwest Casino and Hotel Corp. shareholders approved the Southwest Casino and Hotel Corp. 2004 Stock Incentive Plan that had been adopted by the company’s Board of Directors effective June 1, 2004.  Under the terms of the reorganization completed July 22, 2004, Southwest Casino Corporation assumed the rights and obligations of Southwest Casino and Hotel Corp. under this plan.  The plan permits Southwest Casino Corporation to issue incentive awards to all employees of Southwest Casino Corporation or any of its subsidiaries and any non-employee directors, consultants or independent contractors of the Company or any of its subsidiaries. Incentive awards under the plan include “incentive options” under Section 422 of the Internal Revenue Code of 1986, “non-statutory stock options” that do not qualify for “incentive option” treatment, stock appreciation rights, restricted stock awards, performance units and stock bonuses.  A maximum of 1,500,000 shares of Southwest Casino Corporation common stock are reserved for issuance under the plan. During calendar year 2005, Southwest Casino Corporation issued incentive stock options to acquire 55,000 shares of common stock at a price of $.50 per share under this plan.

In addition to the assumption of the 2004 Stock Incentive Plan, Southwest Casino Corporation assumed outstanding non-plan options to acquire shares of Southwest Casino and Hotel Corp. common stock as part of its reorganization.  The Company assumed obligations to issue 1,575,000 shares of its common stock at a weighted average price of $.62 per share.  The Company did not issue any non-plan options during the calendar year 2004 or 2005.

As part of the July 22, 2004 reorganization, Southwest Casino Corporation assumed outstanding warrants of Southwest Casino and Hotel Corp. to acquire 1,212,500 shares of the Company’s common stock.  These warrants are exercisable subject to the occurrence of certain events at a weighted average price of $.36 per share as of December 31, 2004 and expire at various times through June 10, 2009.  The Company also agreed to issue warrants to acquire 1,400,000 shares of Southwest Casino Corporation common stock at a price of $1.00 per share upon the successful closing of a private placement.  The private placement was never secured; therefore, the Company’s obligation to issue these warrants terminated in 2005.

On October 20, 2005, the Company secured a $2.5 million term loan (see Note 7) with the guaranties of 12 Southwest Casino Corporation shareholders.  Under the shareholder guaranties, each guarantor is individually liable for a portion of the $2.5 million term loan.  As a condition to entering into the Loan Agreement, James Druck, Chief Executive Officer, Thomas Fox, President and Chief Financial Officer, and Jeffrey Halpern, Vice President of Government Affairs, were required by Crown Bank to become three of the 12 shareholder guarantors.  Mr. Druck, Mr. Fox and Mr. Halpern each personally guaranteed $100,000 of this borrowing.  As further required by Crown Bank, the guaranties of Mr. Druck, Mr. Fox and Mr. Halpern also apply to the revolving line of credit, while the guaranties of the other shareholders do not.  In consideration for these shareholder guaranties, Southwest Casino Corporation issued five-year fully exercisable warrants to purchase an aggregate of 1,250,000 shares of its common stock at an exercise price of $0.50 per share to the non-affiliated shareholder guarantors, including Gus Chafoulias who subsequently joined our Board of Directors, and $0.58 per share to Mr. Druck, Mr. Fox and Mr. Halpern.

The Company has granted stock options and warrants to purchase shares of its common stock to various investors, directors and key employees.  The exercise price of all stock options and warrants granted have been set at prices equal to or above the fair market value of the Company’s stock on the date of grant except for warrants issued in connection with the $2.5 million term loan.  See Note 11.  The exercise price of the warrants issued in connection with the $2.5 million term loan was established based on fair market value at the time the loan was applied for but was lower than fair market value when the warrants were granted in connection with the loan closing.  The number of shares reserved for issuance is equal to the number of shares into which all outstanding stock options and warrants would be converted, if exercised.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

A summary of changes in options outstanding is as follows:

	Options and Warrants	Price Per Share
Balance at December 31, 2003	1,037,500	$0.14
Options and Warrants issued	3,295,000	$0.85
Balance at December 31, 2004	4,332,500	$0.68
Options and Warrants Issued	1,355,000	$0.53
Warrants Exercised	(200,000)	$0.12
Warrants Cancelled	(1,625,000)	$0.88
Balance at December 31, 2005	3,862,500	$0.57

On January 10, 2006, the Company issued options to purchase 675,000 shares of its common stock at a price of $0.65 per share to each of the four independent members of its Board of Directors.  See Note 21, Subsequent Events.

As allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock option plans and, accordingly, do not recognize compensation expense. Furthermore, no stock option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option been determined in accordance with SFAS No. 123, total stock-based employee compensation expense, net of tax effects, would have been $87,063 and $77,079 for the years ended December 31, 2005, and 2004, respectively, and our pro forma Net income and Earnings per share for the indicated periods would have been:

	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net Income (Loss)	$566,350	$508,289	$(4,358,016)	$(4,453,617)
Earnings per share
Basic	$0.03	$0.03	$(0.38)	$(0.38)
Diluted	$0.03	$0.02	$(0.38)	$(0.38)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected Dividend Yield	0.00%	0.00%
Expected Stock Price Volatility	181.00%	0.00%
Average Risk-Free Interest Rate	3.52%	3.78%
Expected Average Life of Options (years)	7.46	5.69

At December 31, 2005 and 2004, the Company had 3,862,500 and 4,332,500 shares of common stock reserved for the exercise of warrants that have been granted in connection with debt and equity offerings and in lieu of cash payment for services provided.  The exercisability of many of these options is conditioned on the Company’s achievement of certain objectives.  The warrants were exercisable at a weighted average price $.57 and $.68 per share as of December 31, 2005 and 2004, respectively.  The warrants expire at various times through July 19, 2009.  In connection with these warrants, the Company recognized $20,625 of expense in 2005 and $12,875 of expense in 2004.  The Company has not computed any value or recognized any expense for those warrants where the conditions to exercise were considered unlikely to occur.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123. SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based payments, including employee stock options and restricted stock, granted to employees. SFAS No. 123(R) will become effective in the Company’s quarter ending March 31, 2006.

SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

1.             A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No, 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.             A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption.

The Company is assessing the appropriate transition method.

The adoption of SFAS No. 123(R) will have an impact on the Company’s results of operations, but it will not have any impact on the Company’s overall financial position. The Company is currently evaluating the provisions of SFAS No. 123(R) to determine the impact on future financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

NOTE 13 – PROVISION FOR INCOME TAXES

	2005	2004
Current
Federal	$(291,000)	$—
State	(38,000)	—
Total Current	(329,000)	—

Deferred
Federal	—	—
State	38,000	—
Total Deferred	38,000	—

Total	$(291,000)	$—

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

A reconciliation of the income tax provision with amounts determined by applying the federal statutory rate to income before income taxes is as follows:

	2005	2004
Federal statutory income tax rate	-34.0%	-34.0%
State and local income tax rate	-4.4%	-4.4%
Effect of realization of deferred tax liability (asset) related to net operating losses and valuation allowance	4.4%	38.4%
Effective Tax Rate	-34.0%	0.0%

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
Current deferred tax assets (liabilities):	$—	$—
Noncurrent deferred tax assets:
Operating loss and contribution carryforwards	2,234,000	2,776,000
Property and Equipment	213,000	15,000
Alternative minimum tax carryforward	22,000
Total Deferred	2,469,000	2,791,000

Less valuation allowance	(1,896,000)	(1,949,000)

Net deferred tax asset	$573,000	$842,000

The net operating loss carryforwards from 2004 and 2003 have been reduced to reflect the non-deductibility of lobbying and campaign expenses incurred in connection with the pursuit of a constitutional amendment to permit the development of a gaming riverboat at Rockaway Beach, Missouri.

Property and equipment deferred tax asset includes the development and pre-opening expenses capitalized for tax purposes in connection with the development of the racetrack and card room.

The valuation allowance has been reduced in 2005 to reflect utilization of net operating loss carryforwards in the current year.

As of December 31, 2005, the Company has federal and state net operating loss carryforwards of approximately $5,800,000. These operating losses expire between 2015 and 2024. The Internal Revenue Code limits the availability of net operating loss carryforwards to offset future taxable income if there has been a “change of ownership” as defined in Section 382 of the Internal Revenue Code. Such a “change of ownership” could be triggered by sales of the Company’s securities by the Company or its shareholders. Additionally, the excess of the alternative minimum tax (“AMT”) over regular federal income tax is a tax credit, which can be carried forward indefinitely to reduce future federal income tax liability. At December 31, 2005, the Company has available $22,000 of AMT credit carryforward. The income tax rate does not correspond to statutory tax rates due to the difference in the valuation allowance for deferred tax assets.

NOTE 14 –IMPAIRMENT AND DISCONTINUED OPERATIONS

As of December 31, 2005, the Company had placed in storage certain gaming equipment that it does not intend to reuse. As a result, the Company has taken an impairment loss included in casino operating expense of approximately $69,000.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

In February 2004, as a result of continued losses from operations, the Company discontinued the operation of its casino in Deadwood, South Dakota. As a result, the Company sold or abandoned certain assets and transferred the remaining assets to other casino operations. Although the casino discontinued operations on February 29, 2004, the Company continued to incur expenses, primarily payroll expenses, in connection with closing the casino. The Company paid its final payroll in June 2004. The following table summarizes the results of the Company’s Deadwood operations for 2004:

REVENUES
Gaming revenues	$155,854
Restaurant and Bar	107,333
Total Revenues	$263,187

EXPENSES
Casino	$336,346
Food and Beverage	149,056
Depreciation and Amortization	34,322
Total Expenses	$519,724

(Loss)	$(256,537)
Disposition of equipment (Loss)	(46)
Net Loss from Discontinued operations	$(256,583)

The above loss was included in loss from discontinued operations on the accompanying statements of operations for the year ended December 31, 2004.

Revenues from the Deadwood casino totaled approximately $0 and $263,187, respectively, for the years ended December 31, 2005 and 2004, and are not included in the casino operations segment.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $250,699 and $272,950 as of December 31, 2005 and 2004, respectively.

In connection with the Company’s investment in Southwest Missouri Gaming, LLC, the Company signed a one-year promissory note agreeing to pay to Prime Inc., the other member of Southwest Missouri Gaming, $367,000 plus interest at a variable rate equal to prime plus 2 percent for its share of expenses in connection with Southwest Missouri Gaming’s unsuccessful efforts to develop a riverboat casino in Rockaway Beach, Missouri. Under the note, the Company agreed to pay $5,000 per month, a principal payment of $100,000 on July 1, 2005, and the balance of the note on December 31, 2005. The note was secured by slot machines owned by Gold Rush I, LLC. The note was paid in full on December 29, 2005 and the security interest has been released.

During the year ended December 31, 2005 and 2004, the Company paid Berc & Fox Limited $17,648 and $41,275 for tax and accounting services, respectively. Thomas Fox is a shareholder and officer in Berc & Fox Limited.

During the year ended December 31, 2005 and 2004, the Company paid Jennifer Sparlin Druck $1,000 each year for entertainment services at the Gold Rush Palladium. Ms. Druck is the wife of James Druck, an officer of the Company.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 16 – PROJECT DEVELOPMENT COSTS

In February 2004 the Company entered into an option to purchase the Gold Rush real estate with the lessor. This option was for a term of one year that expired on February 28, 2005, during which time, the Company could purchase the lessor’s interest in the property. As consideration for this option, the Company dismissed certain claims against the lessor and other costs incurred in connection with a dispute regarding provisions of the lease. These costs amounted to $249,778. Upon expiration of the option in 2005, these costs were written off as project development expense because the Company did not exercise its option to purchase the Gold Rush real estate.

During the years ended December 31, 2005 and 2004, $406,387 and $473,578 in project expenses were incurred in connection with the development of the racetrack and card room in Minnesota, of which $204,670 and $108,446 were allocated to our 50% partner. In addition, $39,928 was recorded as a loss from an unconsolidated subsidiary related to the same project. See discussion of Variable Interest Entity, Note 6.

During the year ended December 31, 2004, $361,874 in project costs was incurred in connection with the initiative to develop a riverboat in Rockaway Beach, Missouri, and $2,361,334 was recorded as a loss from an unconsolidated subsidiary related to the same project. The Company became a minority partner in this project in June 2004.

NOTE 17 – SEGMENTED INFORMATION

Segmented information related to the year ended December 31, 2005 follows:

	Casino Operations	Casino Management	Casino Development	Reconciling Items	Total
Revenues	$15,801,913	$4,911,105	$—	$—	$20,713,018
Interest Revenue	34	6,865	—	—	6,899
Interest Expense	(789,621)	(142,836)	(2,955)	995	(934,417)
Depreciation & amortization	1,833,836	524,229	—	—	2,358,065
Segmented profit (loss) before income taxes	(336,958)	1,398,979	(409,341)	204,670	857,350
Income tax expense (benefit)	114,566	(475,154)	139,176	(69,588)	(291,000)
Segmented assets	14,092,599	2,392,704	2,719,748	(2,719,748)	16,485,303
Expenditures for segmented assets	153,848	3,467	409,343	(409,343)	157,315

Segmented information related to the year ended December 31, 2004 follows:

	Casino Operations	Casino Management	Casino Development	Reconciling Items	Total
Revenues	$16,388,615	$4,083,189	$—	$(263,187)	$20,208,617
Interest Revenue	—	8,459	—	—	8,459
Interest Expense	1,053,859	77,235	—	—	1,131,094
Depreciation & amortization	1,973,346	494,675	—	(34,322)	2,433,699
Segmented profit (loss) before income taxes	(931,679)	(337,997)	(3,196,786)	2,617,916	(1,848,546)
Income tax expense (benefit)	—	—	—	—	—
Segmented assets	16,138,945	2,640,537	1,829,083	—	20,608,565
Expenditures for segmented assets	706,683	24,781	1,187,079	—	1,918,543

(1)           Reconciling Items are the adjustments to remove the impact of the losses from unconsolidated subsidiaries, discontinued operations and utilization of net operating loss carryforwards.

Corporate expenses are included as a reduction in Casino Management income. Corporate expenses have not been allocated to Casino Operations or Casino Development.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 18 – BANKRUPTCY FILING

In 2001, a dispute arose between the lessor (Note 11) and Gold Rush I, LLC over the amount of rent paid. The lessor filed a motion to remove Gold Rush I, LLC from the property. In order to insure that Gold Rush I, LLC would retain possession of the property, management elected to file for protection from creditors under Chapter 11 of the Bankruptcy Code on August 31, 2001.

On October 15, 2001, the Teller County District Court in Colorado ruled that Gold Rush I, LLC was not in default under the lease and had properly treated certain excess payments as offsets. In addition, the court found that the Company had a remaining credit toward continuing obligations under the lease in the amount of $277,798. This finding was later amended to $284,457 of remaining credit.

On September 11, 2002, the Bankruptcy Court approved Gold Rush I, LLC’s plan of reorganization. The plan provided that all creditors would be paid the full amount owed to them. On January 10, 2003, the bankruptcy case was closed. Liabilities related to the bankruptcy claim were scheduled for payment through February, 2005 and included in accounts payable. As of December 31, 2005, all payables associated with the bankruptcy settlement have been paid in full.

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes it is not practical to estimate the fair value of its investment in North Metro because there is no established market for these securities and it is inappropriate to estimate future cash flows because they are dependent on the ability of North Metro to develop and then generate earnings from the operation of its proposed harness track and card room. There were no other financial instruments with significant differences between the carrying amount and the fair value due to the short maturity of the instruments.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

The Company entered into consulting agreements with non-related parties to monitor legislation and perform lobbying activities, and other public relations and development activities related to establishing and developing the Rockaway Beach, Missouri riverboat casino. The Company has terminated all of these agreements. North Metro Harness Initiative, LLC, in which the Company owns a 50 percent membership interest, has entered into similar agreements to monitor legislation and perform lobbying activities related to its racetrack and card room development. These agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement. The monthly commitments are paid by North Metro and North Metro paid legislative and lobbying costs for the years ended December 31, 2005 and 2004 of $180,000 and $186,000 respectively.

During the years ended December 31, 2004 and 2003, an employee issued and cashed Company checks and deposited the amounts to the employee’s personal accounts. During January 2004, the employee left the employment of the Company. In the year ended December 31, 2004, the Company wrote off $100,000, which had been set up as a receivable from the former employee in 2004. Although the former employee has been ordered to pay restitution, the Company believes it is reasonably doubtful that it will receive any significant recovery. A loss of $100,000 was included in casino expense for the year ended December 31, 2004.

In 2004, the Company purchased player tracking software and slot accounting software from IGT. On December 29, 2005, the Company reached an agreement with IGT to finance $460,324 of the purchase price for this system over 48 months with interest rate equal to the prime rate, which is currently 7.5%. In addition, the Company agreed to purchase additional software for $200,000, which will allow the Company to offer bonusing to its customers. The purchase is contingent upon IGT receiving necessary approvals for the bonusing system from the Colorado Division of Gaming. We anticipate that IGT will also finance this additional software on similar terms.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Under the Company’s employment agreements with James B. Druck, CEO, Thomas E. Fox, President and CFO, and Jeffrey S. Halpern, Vice President of Government Affairs, which were effective July 1, 2004, the Company has agreed to allow these executives to elect to continue their employment in a reduced capacity, with continuing medical benefits and a salary equal to their base pay at the time of termination for 18 months and not less than $25,000 after 18 months, if the Company terminates the executive’s employment without cause or in connection with a change in control of the Company (as defined in the employment agreement) or if the executive terminates his employment with the Company for good cause (as defined in the employment agreement). The initial term of these agreements expires July 1, 2006, after which the agreement renews automatically for additional one-year terms unless terminated.

The Company is involved in various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in our financial statements, and the ultimate outcome of these other matters will not have a material effect on our financial position or results of operations.

NOTE 21 – SUBSEQUENT EVENTS

On January 10, 2006, as part of the Company’s compensation for independent members of its Board of Directors, Southwest granted non-qualified options to purchase 150,000 shares of its common stock at a price of $0.65 per share to each of the four independent members of its Board of Directors. These options vest in 12 equal installments on the last day of each fiscal quarter of the company over the next three years and remain exercisable for 10 years. If a director’s service on the Southwest Board terminates due to mandatory retirement, the option will continue to vest and remain exercisable for the full 10 years. If a director’s service terminates due to death or disability, the option will remain exercisable, to the extent vested at the time service terminated, for 12 months. If a director’s service terminates for any other reason, the option will remain exercisable, to the extent vested at the time service terminated, for 90 days. If a change in control of Southwest occurs, as defined in the Company’s 2004 Stock Incentive Plan, the option will immediately vest in full and remain exercisable for the entire 10-year term.

On January 10, 2006, the Board of Directors established an Audit Committee and elected David Abramson, Jim Holmes, and Gregg Schatzman to serve on the Committee. The Board of Directors elected David Abramson as Chair of its Audit Committee. Mr. Abramson received an option to purchase 75,000 shares of common stock, on the same terms as described in the preceding paragraph, in consideration of his service as Audit Committee Chair.

On January 24, 2006, Southwest entered into a Consulting and Training Agreement with the Otoe-Missouria Tribe of Indians. Under the terms of the Consulting and Training Agreement, Southwest was to assist the Tribe in developing, implementing and improving operating procedures for the Tribe’s Seven Clans Paradise Casino near Ponca City, Oklahoma. Southwest was to receive consulting fees equal to 10 percent of the net revenues of the casino. The Consulting and Training Agreement had a term of one year, but could have been terminated by either Southwest or the Tribe 30 days after delivery of notice of termination, and would also terminate if Southwest and the Tribe entered into a separate agreement under which Southwest manages gaming facilities on behalf of the Tribe and that agreement is approved by the National Indian Gaming Commission, as required by law.

On February 24, 2006, Southwest and the Otoe-Missouria Tribe of Indians received a letter from the National Indian Gaming Commission (“NIGC”) stating that the NIGC had determined that the consulting agreement between Southwest and the Otoe-Missouria Tribe was in fact a management agreement and must be approved by the NIGC. Further, the letter stated that because the NIGC determined the consulting agreement was a management agreement that had not been approved, Southwest and the Tribe were prohibited from acting under that agreement and continuing to do so could constitute a substantial violation of the Indian Gaming Regulatory Act. Southwest disagrees with the NIGC’s conclusion regarding the consulting agreement, but discontinued services to the Tribe that day.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

On March 24, 2006, Southwest entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians. Under the terms of the Gaming Management Agreement, which must be approved by the NIGC before it becomes effective, Southwest will have exclusive management responsibility for the Tribe’s Seven Clans Paradise Casino near Ponca City, Oklahoma. Southwest will receive management fees equal to 20 percent of the net revenue from gaming and non-gaming activity at the facility. Southwest will also assist the Tribe in its efforts to refurbish and expand the casino. The management agreement runs for 5 years beginning on the first day that Southwest begins management of the facility.

On February 1, 2006, the Board of Directors established a Compensation Committee and a Nominating Committee. The directors elected Gus Chafoulias, Jim Holmes and Gregg Schatzman to serve on the Compensation Committee and elected Gregg Schatzman as Chair of its Compensation Committee. The board elected Gus Chafoulias and David Abramson to serve on its Nominating Committee, with Gus Chafoulias as Chair.

On February 15, 2006, the Company entered into a Settlement and Release Agreement with MBC Global, LLC. Under the terms of the Settlement and Release Agreement, the Company paid MBC $66,000 that the Company had previously agreed it owed to MBC under a terminated advisory services agreement and the Company and MBC released each other from all claims raised in an arbitration proceeding initiated by MBC in September 2005. The Company did not release MBC from any potential liability related to its actions on behalf of the Company in its 2004 sale of convertible notes and corporate reorganization, and MBC did not release any rights to indemnification it may have under the terminated advisory agreement.

On February 16, 2006, two advisors who had worked with the Company in connection with the harness racetrack and card room that North Metro Harness Initiative, LLC, in which the Company owns a 50 percent membership interest, intends to build near Minneapolis and St. Paul, Minnesota exercised warrants to purchase a total of 100,000 shares of the Company common stock at a price of $0.12 per share.

On February 22, 2006, the Company formed a new subsidiary, Southwest Charitable Enterprises, LLC, a Minnesota limited liability company. Southwest is the sole member of Southwest Charitable Enterprises, LLC, which will pursue business opportunities in charitable gaming.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting described below. Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a significant deficiency that, by itself or in combination with other control deficiencies, results in more than a remote likelihood that a material financial misstatement will not be prevented or detected. In connection with their audit of our financial statements for the year ended December 31, 2005, our independent auditors determined that a material adjustment to our consolidated financial statements was necessary due to errors in items on those financial statements related to the transition of North Metro Harness Initiative, LLC from a consolidated to an unconsolidated subsidiary.

We are in the process of designing and implementing improvements in our internal control over financial reporting to address the material weakness described above. Our management has determined that this material weakness is the result of the relatively small size of our accounting department. To address this issue, we intend to acquire additional accounting resources with the expertise needed to assist us in preparation of our financial statements, including addressing issues related to accounting for matters that are outside the ordinary course of our business. We have not determined at this time whether to hire additional accounting staff or engage outside advisors separate from our independent auditors to provide us with the needed assistance in preparing our financial statements.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Item 8B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

Our directors and executive officers, their ages and the offices they held with Southwest Casino Corporation, as of December 31, 2005, are as follows:

Name	Age	Position
James B. Druck	64	Chief Executive Officer, Secretary and Director
David H. Abramson	64	Director
Gus A. Chafoulias	70	Director
Jim Holmes	63	Director
Gregg P. Schatzman	52	Director
Thomas E. Fox	58	President, Chief Financial Officer, and Chief Operating Officer
Jeffrey S. Halpern	63	Vice President of Government Affairs
Brian L. Foster	37	Vice President of Native American Operations

Information regarding the business experience of our executive officers:

James B. Druck. Mr. Druck joined the Southwest Casino Corporation Board of Directors and was appointed as our Chief Executive Officer and Secretary on July 22, 2004 in connection with the closing of the reorganization in which Southwest Casino and Hotel Corp. became a wholly-owned subsidiary of Southwest Casino Corporation (formerly Lone Moose Adventures). Mr. Druck has been a director of Southwest Casino and Hotel Corp. since its inception. He served as President of Southwest Casino and Hotel Corp. from October 1992 until June 2004, at which time he became the Chief Executive Officer and Secretary of Southwest Casino and Hotel Corp. From 1967 until April 1993, Mr. Druck was an attorney in private practice in Minneapolis, Minnesota. His practice focused primarily in the areas of real estate development and finance.

Thomas E. Fox. Mr. Fox was elected to the Southwest Casino Corporation Board of Directors and appointed as our President, Chief Operating Officer, and Chief Financial Officer on July 22, 2004 in connection with the closing of the reorganization in which Southwest Casino and Hotel Corp. became a wholly-owned subsidiary of Southwest Casino Corporation. Mr. Fox resigned from our Board of Directors on December 7, 2005 in connection with the election of four new independent directors. Mr. Fox has been a Certified Public Accountant since November 1969. He began his career with Arthur Andersen & Co. in June 1969, and was promoted to tax manager in June 1973. In September 1976, Mr. Fox co-founded the accounting firm of Berc & Fox, Limited. He joined Southwest Casino and Hotel Corp. as Chief Financial Officer in November 1993 and was appointed to the Board of Directors of Southwest Casino and Hotel Corp. in January 2000. Mr. Fox continues to serve as a director and President, Chief Operating Officer, and Chief Financial Officer of Southwest Casino and Hotel Corp.

Jeffrey S. Halpern. Mr. Halpern has served as our Vice President of Government Affairs and Secretary since November 21, 2005. Mr. Halpern was appointed Chairman of the Southwest Casino Corporation Board of Directors on July 22, 2004 in connection with the closing of the reorganization in which Southwest Casino and Hotel Corp. became a wholly-owned subsidiary of Southwest Casino Corporation. He resigned from his position as Chairman of the Board of Directors on December 7, 2005 in connection with the election of four new independent board members. Mr. Halpern had been a director of Southwest Casino and Hotel Corp. since its inception in 1992. He served as Chairman of the Board and Chief Executive Officer of Southwest Casino and Hotel Corp. from October 1992 until June 2004. Mr. Halpern also serves currently as a director and Assistant Secretary of Southwest Casino and Hotel Corp. From 1967 until July 1993, Mr. Halpern was an attorney in private practice in Minneapolis, Minnesota. His practice focused primarily in the areas of corporate finance and securities.

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

Information regarding the business experience of our independent directors:

David H. Abramson. David Abramson joined the Southwest Board of Directors on December 7, 2005 and was elected to chair its Audit Committee on January 10, 2006. He is also a member of the Board’s Nominating Committee. Mr. Abramson is the Chairman and CEO of David Abramson & Associates, LLC, a retained executive search and leadership development firm he founded in January 2002. Immediately before founding David Abramson & Associates, he was a Senior Vice President of AXA Financial/Equitable Life Insurance and the Chairman and CEO of Grant Thornton Advisors, a joint venture of AXA Financial/Equitable Life Insurance and Grant Thornton, LLP, from January to December 2001. Before this, Mr. Abramson had an extensive career at Grant Thornton, certified public accountants, beginning in 1967 during which he was a member of the National Leadership and Senior Management Team and the Managing Partner of and an audit partner in the Minneapolis office. Among many board memberships, Mr. Abramson has been the Chairman of Board of Directors of the Minneapolis Chamber of Commerce, President and Board member of the Minnesota Society of Certified Public Accountants, Chairman and board member of the Minnesota Cooperation Office for Job Creation, and a member of the Governing Council of the American Institute of CPAs. Mr. Abramson holds a B.S. in Accounting from the Carlson School of Management and an MBA from the University of Michigan.

Gus A. Chafoulias. Gus Chafoulias joined to Southwest’s Board of Directors on December 7, 2005 and was elected chair of its Nominating Committee on February 1, 2006. He is also a member of the Board’s Compensation Committee. Mr. Chafoulias is Chairman of the Board of Chafoulias Management Company, where he has worked since 1987. Mr. Chafoulias has developed more than 3 million square feet of apartments and commercial space during more than 40 years in the development business. One of Mr. Chafoulias’ liquor stores, which Mr. Chafoulias has owned and operated since 1957, has been voted as a top ten liquor retailer in the United States. Mr. Chafoulias is also a United Way Alexis de Tocqueville Society member, Leadership 100 board member, and Blue Cross Blue Shield Champions of Health award winner. He has served on numerous boards of directors including the Rochester (MN) Chamber of Commerce, Diversity Council, U.S. Bank, Medvision, and Comfortex, Inc. In addition to Southwest, Mr. Chafoulias currently serves on the boards of Jaguar Communications and Festival Airlines.

Jim Holmes. Jim Holmes was elected a Directors of Southwest on December 7, 2005 and serves on the Board’s Audit Committee and Compensation Committee. Mr. Holmes is a 1965 graduate of West Point’s U.S. Military Academy and has a master’s degree in law enforcement administration from Central Missouri State University. Mr. Holmes has significant experience on both the regulatory and business sides of the gaming industry. Since 1991, Mr. Holmes has been President of Jim Holmes and Company and, beginning in 1987, has acted as a national and international gaming consultant for lottery operations, bingo projects, casinos and Indian gaming, specializing in start-up operations and risk analysis. In addition, from March 2005 to October 2005 Mr. Holmes was an Executive Vice President for Cadillac Jack, Inc., a slot machine manufacturer, and from February 2001 to January 2004, Mr. Holmes was president of API Technologies, LLC. From January 2000 to January 2001, Mr. Holmes was Executive Vice President of Sierra Design Group. In 1985, Mr. Holmes was appointed by then Governor Ashcroft as the first Executive Director of the Missouri Lottery. Before working to establish the Missouri Lottery, he spent 15 years with the FBI in Missouri as both a Special Agent and Supervisor.

Gregg P. Schatzman. Gregg Schatzman joined Southwest’s Board of Directors on December 7, 2005. He also serves on the Board’s Audit Committee and Compensation Committee, which he chairs. Mr. Schatzman has in-depth experience as both a regulator and an operator in the gaming industry. Mr. Schatzman has been the Managing Director of Schatzman & Associates, LLC, which provides consulting services to gaming companies and law firms regarding casino operations and regulatory issues, since June 2003. From March 2003 to June 2003, he was a partner and owner of Castaways Hotel and Casino in Las Vegas, Nevada and owned and worked as Executive Vice President of VSS Enterprises, LLC, from March 1999 to May 2003. Mr. Schatzman’s 13 years in casino operations included work as an Executive Vice President of Primadonna Resorts, Inc.; a Vice President and General Manager for Ameristar Casinos and Vice President and General Manager for Gem Gaming and worked with Trump casinos. Before joining the business side of the gaming industry, Mr. Schatzman spent 10 years as a gaming regulator with the Nevada Gaming Control Board, rising from Financial Investigator to Chief of Investigations. As Chief of

Investigations, Mr. Schatzman supervised the work of the 80 agents in the Investigations and Corporate Securities Divisions of the Gaming Control Board.

Mr. Abramson, Mr. Chafoulias, Mr. Holmes and Mr. Schatzman each joined our Board of Directors on December 7, 2005, before we submitted their background information to the NIGC for review and approval. Thus, these directors have agreed not to take any action in connection with our NIGC-approved management agreement with the Cheyenne and Arapaho Tribes of Oklahoma until the NIGC approves their service on our board. These directors also will not take action with regard to our Gaming Management Agreement with the Otoe-Missouria Tribe of Indians if that contract receives NIGC approval until the NIGC approves their service on our board. We submitted the required background information for each of these directors to the NIGC on December 7, 2005, the same day that they joined our board.

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

Prior Bankruptcy Proceeding of Subsidiary

James B. Druck, Jeffrey S. Halpern and Thomas E. Fox are Managers of Gold Rush I, LLC, a Colorado limited liability company and a wholly-owned subsidiary of Southwest Casino and Hotel Corp. In August 2001, Cripple Creek Development Corp., a Colorado corporation, Blue Building Development, Inc., a Wyoming corporation, Mark Brockley, an individual, and Annesse Brockley, an individual, initiated a lawsuit against Gold Rush I, LLC, and Southwest Casino and Hotel Corp. in District Court, Teller County, Colorado (01-CV-156). The plaintiff alleged that the defendants failed to pay certain obligations to the plaintiffs under the terms of their lease agreement and breach of contract. The lease included a provision that capped the maximum monthly amount required to be paid to Mr. Brockley’s creditors. In the early years of the operation, Mr. Brockley’s obligations to creditors far exceeded this cap and Southwest paid these obligations as they came due. Under the lease, Southwest set off against current rent the amount of the excess payments. In the lawsuit, Mr. Brockley sought to evict Gold Rush I from the premises for failing to pay amounts claimed to be owed under the Lease. Gold Rush I responded by denying any failure to pay.

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

Audit Committee Financial Expert.

Southwest’s Board of Directors created an Audit Committee on January 10, 2006 and elected David Abramson to serve as Chairman of that committee. The Board of Directors has determined that Mr. Abramson qualifies as an audit committee financial expert and as an independent member of our Board of Directors under SEC rules and the rules of the Nasdaq stock market. The other members of our Audit Committee are Jim Holmes and Gregg Schatzman, both of whom qualify as independent members of our Board of Directors under SEC rules and the rules of the Nasdaq stock market.

Our Board of Directors also created a Compensation Committee and a Nominating Committee on February 1, 2006.

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

Code of Conduct and Ethics for Employees, Officers and Directors

We have adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and meets the requirements of the SEC. A copy of our Code of Conduct was filed as an exhibit to our Annual Report on Form 10-KSB filed June 29, 2004. We will provide a copy of our Code of Conduct to any person, without charge, upon written request submitted to our office at 2001 Killebrew Drive, Suite 350, Minneapolis, MN 55425, Attn: Investor Relations. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics on a Form 8-K filed with the SEC.

Item 10.        EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation.

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our Chief Executive Officer and our executive officers who received or earned cash and non-cash salary and bonus of more than $100,000 during the Southwest Casino Corporation fiscal year ended December 31, 2005. Please note that we completed a corporate reorganization with Lone Moose Adventures, Inc. on July 22, 2004 that is described under Item 1. DESCRIPTION OF BUSINESS – (a) Business Development – Corporate Reorganization in this report. The information below reflects compensation paid to the executive officers of Southwest Casino and Hotel Corp. and Southwest Casino Corporation by Southwest for the past two fiscal years. In addition, under Item 402 of Regulation S-B, we must disclose compensation information for Christopher B. Glover, the Chief Executive Officer of Lone Moose Adventures before the reorganization. The compensation information regarding Mr. Glover represents compensation paid by Lone Moose Adventures, Inc. before our reorganization.

Summary Compensation Table

Name and Principal Position	Annual Compensation					Long-Term Compensation Securities Underlying Options (#)		All Other Compensation ($)
	Year	Salary ($)		Bonus ($)

James B. Druck	2005	$220,000		$0		0		$46,608	(4)
Chief Executive Officer and	2004	220,000		64,497	(1)	300,000	(3)	48,085	(4)
Secretary	2003	220,000		108,490	(2)	0		32,424	(4)

Thomas E. Fox
President, Chief Operating	2005	$220,000		$0		0		$32,231	(4)
Officer and Chief Financial	2004	220,000		57,912	(1)	300,000	(3)	31,854	(4)
Officer	2003	220,000		94,936	(2)	0		49,887	(4)

Jeffrey S. Halpern	2005	$120,000		$0		0		$38,289	(4)
Vice President of Government	2004	120,000		58,349	(1)	300,000	(3)	37,230	(4)
Affairs	2003	120,000		54,120	(2)	0		41,960	(4)

Brian L. Foster	2005	$0	(5)	$273,355	(6)	0		$16,576	(9)
Vice President of Native	2004	0	(5)	100,772	(7)	0		17,189	(9)
American Operations	2003	0	(5)	113,411	(8)	250,000		9,349	(9)

Christopher B. Glover	2005	$0		$0		0	(11)	0
President, Lone Moose	2004	6,000	(10)	0		0	(11)	0
Adventures, Inc	2003	12,000	(10)	0		0	(11)	0

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

(6)   Represents bonus awarded for 2004 performance and 2005 performance and paid during 2005.

(7)   Represents bonus awarded for performance and paid during 2004.

(8)   Represents bonus awarded for performance and paid during 2003.

(9)   Consists of company paid medical, dental, life and disability insurance, and 401k matching funds.

(10) Lone Moose Adventures, Inc. accrued salary for an officer/shareholder starting April 1, 2002 at the rate of $1,000 per month, but did not make any payment. Under the terms of our reorganization, Southwest did not assume any obligation for accrued but unpaid wages.

(11) Does not include 83,333 shares of restricted stock issued to Mr. Glover by Lone Moose Adventures, Inc. during January 2002.

Option Grants in Last Fiscal Year.

The following table summarizes grants of options to purchase shares of Southwest Casino Corporation (or options to purchase shares of Southwest Casino and Hotel Corp. assumed by Southwest Casino Corporation in the reorganization) during the fiscal year ended December 31, 2005 to each of the executive officers named in the above Summary Compensation Table.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($ Per Share)(2)	Expiration Date
James B. Druck	0	(1)	—	—	—
Thomas E. Fox	0	(1)	—	—	—
Jeffrey S. Halpern	0	(1)	—	—	—
Brian L. Foster	0		—	—	—
Christopher B. Glover	0		—	—	—

(1)   Does not include warrants to purchase 50,000 shares of common stock issued to Messrs. Druck, Fox and Halpern in consideration of each of their agreements to guarantee personally up to $100,000 of a $2.5 million term loan and $450,000 revolving line of credit from Crown Bank to Southwest Casino and Hotel Corp. Crown Bank requested the participation of Messrs. Druck, Fox and Halpern in the loan guarantees as a condition to making these loans to Southwest. The exercise price of these warrants is $0.58 per share, which was the average closing market price of a share of Southwest common stock on the Over-the-Counter Bulletin Board market for the 10 trading days immediately preceding the closing of the loan transaction.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values.

The following table summarizes the number and value of options held by each of the executive officers named in the above Summary Compensation Table at December 31, 2005. None of these executive officers exercised any stock options during the fiscal year ended December 31, 2005.

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
James B. Druck	300,000	0	0	—
Thomas E. Fox	300,000	0	0	—
Jeffrey S. Halpern	300,000	0	0	—
Brian L. Foster	250,000	0	$120,000	—
Christopher B. Glover	0	0	0	—

(1)   Based on the difference between the fair market value of one share of common stock at December 30, 2005 of $0.60 per share, and the exercise price of the options, which range from $0.12 to $1.00 per share. Options are in the money if the market price of the shares exceeds the option exercise price.

Compensation of Directors.

On December 7, 2005, Southwest’s Board of Directors elected four new independent (as defined under Nasdaq rules). Southwest’s Board of Directors consists of four independent, non-employee directors and James Druck, our CEO. Mr. Druck does not receive any additional compensation for his service as a director.

Beginning in the first quarter of 2006, the non-employee members of our Board of Directors receive a quarterly retainer of $2,500, with an initial retainer of $5,000 in their first quarter of service. Each director also received a non-qualified option to purchase 150,000 shares of Southwest common stock under our 2004 Stock Incentive Plan. These options were granted on January 10, 2006 and have an exercise price of $0.65 per share. The options become exercisable in 12 equal quarterly installments on the last day of each quarter over three years. Southwest also pays directors meeting fees of $1,000 for each in-person meeting and $500 for each telephonic meeting at which formal action is taken by our board or any committee of the board. These meeting fees do not apply to one in-person meeting of the Board of Directors and one meeting of each committee on which a board member serves each quarter. The increased retainer during the first quarter of a director’s service is intended to compensate the director for the extra time and meetings required to orient a director to Southwest and the work of our Board.

We also issued a non-qualified option to purchase 75,000 shares of Southwest common stock, on the same terms as described above, to David Abramson to compensate him for his work as Chairman of the Audit Committee of the Board of Directors.

Employment Contracts.

James Druck Employment Agreement

In July 2004, we entered into an employment agreement with James B. Druck under which Mr. Druck serves as our Chief Executive Officer. The initial term of this agreement continues until July 1, 2006, after which the term renews automatically for additional one-year periods unless terminated earlier by either party. Under this agreement, Mr. Druck receives a base salary of $220,000 per year, an automobile allowance of $1,000 per month, and is eligible for an additional performance bonus if granted by our Board of Directors. Any adjustment to base salary will be determined by the Board of Directors. This bonus is discretionary and no bonus was awarded for fiscal years 2005 or 2004, although Mr. Druck received a bonus for fiscal year 2003 that was paid during 2004.   Mr. Druck also was granted a non-plan option to purchase 300,000 shares of our common stock at a price of $1.00 per share. This option was immediately exercisable as to 100,000 shares and 1/24 of the remaining shares will vest on the first day of each of the next 24 months beginning August 1, 2004. Because vesting of this option could accelerate if specified milestones were achieved, including the grant of racing licenses to North Metro Harness Initiative, LLC on January 19, 2006, this option was fully-vested at the end of 2005. If Mr. Druck is terminated without cause, in connection with a change in control of the company, or if Mr. Druck terminates his employment for “good reason”, Mr. Druck may elect to continue employment with us in a diminished capacity. If Mr. Druck so elects, Mr. Druck will continue to receive his base salary and medical benefits for 18 months. After 18 months, Mr. Druck will receive a salary of not less than $25,000 and continuing medical benefits. Mr. Druck is also subject to customary assignment of inventions, confidentiality, non-solicitation and non-compete provisions.

Thomas Fox Employment Agreement

In July 2004, we entered into an employment agreement with Thomas E. Fox under which Mr. Fox serves as our President, Chief Operating Officer and Chief Financial Officer. The initial term of this agreement continues until July 1, 2006, after which the term renews automatically for additional one-year periods unless terminated earlier by either party. Under this agreement, Mr. Fox receives a base salary of $220,000 per year, an automobile allowance of $1,000 per month, and is eligible for an additional performance bonus if granted by our Board of Directors. Any adjustment to base salary will be determined by the Board of Directors. This bonus is discretionary and no bonus was awarded for fiscal years 2005 or 2004, although Mr. Fox received a bonus for fiscal year 2003 that was paid during 2004. Mr. Fox also was granted a non-plan option to purchase 300,000 shares of our common stock at a price of $1.00 per share. This option was immediately exercisable as to 100,000 shares and 1/24 of the remaining shares will vest on the first day of each of the next 24 months beginning August 1, 2004. Because vesting of this option could accelerate if specified milestones were achieved, including the grant of racing licenses to North Metro Harness Initiative, LLC on January 19, 2006, this option was fully-vested at the end of 2005. If Mr. Fox is terminated without cause, in connection with a change in control of the company, or if Mr. Fox terminates his employment for “good reason”, Mr. Fox may elect to continue employment with us in a diminished capacity. If Mr. Fox so elects, Mr. Fox will continue to receive his base salary and medical benefits for 18 months. After 18 months, Mr. Fox will receive a salary of not less than $25,000 and continuing medical benefits. Mr. Fox is also subject to customary assignment of inventions, confidentiality, non-solicitation and non-compete provisions.

Jeffrey Halpern Employment Agreement

In July 2004, we entered into an employment agreement with Jeffrey S. Halpern under which Mr. Halpern serves as the Chairman of our Board of Directors and Assistant Secretary. The initial term of this agreement continues until July 1, 2006, after which the term renews automatically for additional one-year periods unless terminated earlier by either party. Under this agreement, Mr. Halpern receives a base salary of $120,000 per year, an automobile allowance of $1,000 per month, and is eligible for an additional performance bonus if granted by our Board of Directors. Any adjustment to base salary will be determined by the Board of Directors. This bonus is discretionary and no bonus was awarded for fiscal years 2005 or 2004, although Mr. Halpern received a bonus for fiscal year 2003 that was paid during 2004. Mr. Halpern also was granted a non-plan option to purchase 300,000 shares of our common stock at a price of $1.00 per share. This option was immediately exercisable as to 100,000 shares and 1/24 of the remaining shares will vest on the first day of each of the next 24 months beginning August 1, 2004. Because vesting of this option could accelerate if specified milestones were achieved, including the grant of racing licenses to North Metro Harness Initiative, LLC on January 19, 2006, this option was fully-vested at the end of 2005. If Mr. Halpern is terminated without cause, in connection with a change in control of the company, or if Mr. Halpern terminates his employment for “good reason”, Mr. Halpern may elect to continue employment with us in a diminished capacity. If Mr. Halpern so elects, Mr. Halpern will continue to receive his base salary and medical benefits for 18 months. After 18 months, Mr. Halpern will receive a salary of not less than $25,000 and continuing medical benefits. Mr. Halpern is also subject to customary assignment of inventions, confidentiality, non-solicitation and non-compete provisions.

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

We have reserved an aggregate of 1,500,000 shares of Southwest common stock for awards under the incentive plan. As of December 31, 2005, options to purchase an aggregate of 205,000 shares of Southwest common stock were outstanding under the incentive plan and a total of 1,295,000 shares of Southwest common stock remained available for grant. As of December 31, 2005, the outstanding options under the incentive plan were held by six individuals and had exercise prices of $0.50 or $1.00 per share.

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

•      members of our Board of Directors as of July 1, 2004 or new board members approved by a majority of those board members cease to constitute a majority of our Board of Directors; or

•      any other transaction or series of transactions (other than venture capital or institutional investor financings) that the SEC would require us to report.

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

•      a change in control that outside legal counsel determines must be reported under Section 13 or 15(d) of the Exchange Act, whether or not we are then subject to these reporting requirements; or

•      the “continuity directors” cease, for any reason, to constitute at least a majority of the Board of Directors, at any time after the date that our securities are first sold in a registered public offering.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table states the information known to us with respect to the beneficial ownership of our common stock as of March 15, 2006 for (1) each person known by us to beneficially own more than 5% of our common stock, (2) each of the executive officers named in the Summary Compensation Table under the heading “Summary of Cash and Other Compensation,” (3) each of our directors, and (4) all of our executive officers and directors as a group.

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

	Common Stock
Name	Number		Percent
James B. Druck (1)	1,962,500	(2)	9.8%
David H. Abramson (3)	43,750	(4)	*
Gus A. Chafoulias (5)	253639	(6)	1.3%
Jim Holmes (1)	12,500	(7)	*
Gregg P. Schatzman (1)	12,500	(7)	*
Thomas E. Fox (1)	1,935,288	(8)	9.7%
Jeffrey S. Halpern (1)	1,952,500	(9)	9.8%
Brian L. Foster	250,000	(10)	1.3%
Christopher B. Glover	0		0

All executive officers and directors as a group (8 persons)	6,422,677	(11)	30.4%

*  Less than 1 percent.

(1)   Address: 2001 Killebrew Drive, Suite 350, Minneapolis, Minnesota 55425.

(2)   Includes 300,000 shares of common stock issuable upon exercise of an option and 50,000 shares of common stock issuable upon exercise of a warrant.

(3)   Address: Parkdale Plaza, 1660 S. Highway 100, Suite 500, Minneapolis, MN 55416

(4)   Includes 18,750 shares of common stock issuable upon exercise of options.

(5)   Address: 121 23rd Avenue SW, Rochester, MN 55902.

(6)   Includes 12,500 shares of common stock issuable upon exercise of an option and 150,000 shares of common stock issuable upon exercise of a warrant.

(7)   Consists of 12,500 shares of common stock issuable upon exercise of an option.

(8)   Includes: (i) 22,788 shares held by F&B Properties, a partnership in which Mr. Fox is a 50% general partner; (ii) 300,000 shares of common stock issuable upon exercise of an option; and (iii) 50,000 shares of common stock issuable upon exercise of a warrant.

(9)   Includes: (i) 40,000 shares held by Mr. Halpern’s wife; (ii) 300,000 shares of common stock issuable upon exercise of an option; and (iii) 50,000 shares of common stock issuable upon exercise of a warrant.

(10) Consists 250,000 shares of our common stock issuable upon exercise of an option.

(11) Includes: (i) an aggregate of 1,206,250 shares issuable upon exercise of options; (ii) 300,000 shares issuable upon exercise of warrants; (iii) 22,788 shares held by a partnership in which an executive officer is a general partner; and (iv) 40,000 shares held by a director’s spouse.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes our equity compensation plan information as of December 31, 2005. Options granted in the future under the plan are within the discretion of our Board of Directors and therefore cannot be ascertained at this time:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:
2004 Stock Incentive Plan (1)	200,000	$0.86	1,300,000
Equity compensation plans not approved by security holders (2)	2,425,000	$0.46	0
Total (3)	2,625,000	$0.49	1,300,000

(1)   Our only equity compensation plan under which shares of our common stock may be issued is the 2004 Stock Incentive Plan that was maintained by Southwest Casino and Hotel Corp. before the consummation of our reorganization and was assumed by Southwest Casino Corporation under the terms and at the time of consummation of our reorganization. Southwest Casino and Hotel Corp. shareholders approved the 2004 Stock Incentive Plan at a special meeting on July 14, 2004. We do not have any other equity compensation plans.

(2)   Consists of individual option and warrant agreements issued by Southwest Casino and Hotel Corp. before July 22, 2004, which Southwest Casino Corporation assumed under the terms and at the time of consummation of the reorganization.

(3)   Does not include non-qualified options to purchase 675,000 shares of common stock issued to our newly-elected independent board members on January 10, 2006.

Item 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 20, 2005, Southwest granted warrants to purchase 50,000 shares of common stock at a price of $0.58 per share to each of James Druck, Tom Fox and Jeff Halpern and a warrant to purchase 150,000 shares of common stock at a price of $0.50 issued to Gus Chafoulias before he joined our Board of Directors. Southwest granted these warrants in consideration of the agreements of each of Messrs. Druck, Fox and Halpern to guarantee personally up to $100,000 and Mr. Chafoulias to guarantee personally $300,000 of a $2.5 million term loan provided to Southwest by Crown Bank. The guarantees of Messrs. Druck, Fox and Halpern also apply to a $450,000 revolving line of credit provided to Southwest by Crown Bank. Crown Bank requested the loan guarantees from Messrs. Druck, Fox and Halpern as a condition to extending these loans. Southwest also issued warrants to purchase an additional 1,100,000 shares of its common stock at a price of $0.50 per share to non-affiliated individuals, including Mr. Chafoulias, and one trust that agreed to guarantee the remaining $2,350,000 of the of the term loan. The $0.58 per share exercise price of the warrants issued to Messrs. Druck, Fox and Halpern equals the average closing price for a single share of Southwest common stock on the Over-the-Counter Bulletin Board market for the ten trading days immediately preceding the loan closing date.

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

Effective June 29, 2004, James B. Druck, Thomas E. Fox and Jeffrey S. Halpern each purchased for investment 500,000 shares of Lone Moose common stock at a purchase price of $0.05 per share. All of these shares are restricted securities under applicable federal and state securities laws.

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

The Company had aggregate outstanding liabilities to James B. Druck, Thomas E. Fox and Jeffrey S. Halpern for unpaid compensation and expense reimbursements of $250,699 as of December 31, 2005 and $272,950 as of December 31, 2004.

During the years ended December 31, 2005 and 2004, Southwest paid Berc & Fox Limited $17,648 and $41,275 for tax and accounting services, respectively. Thomas Fox is a shareholder and officer in Berc & Fox Limited.

During the years ended December 31, 2005 and 2004, Southwest paid Jennifer Sparlin Druck $1,000 each year for entertainment services at the Gold Rush Palladium. Ms. Druck is the wife of James B. Druck.

ITEM 13.      EXHIBITS

Please see the Exhibit Index at page 48 of this Report.

A copy of any exhibits listed or referred to in this Report will be furnished at a reasonable cost to any person who is a stockholder upon receipt of a written request for an exhibit. These requests should be sent to:  Southwest Casino Corporation, 2001 Killebrew Drive, Suite 350, Minneapolis, Minnesota 55425 Attn:  Stockholder Information.

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

I.              Form of Option Agreement dated January 10, 2006 between Southwest and each of David H. Abramson, Gus A. Chafoulias, Jim Holmes and Gregg P. Schatzman, independent members of Southwest’s Board of Directors. (Filed with this report)

J.             Option Agreement dated January 10, 2006 between Southwest and David H. Abramson, Chairman of the Audit Committee of the Board of Directors. (Filed with this report)

K.            Form of Indemnification Agreements by and between Southwest and each of David H. Abramson, Gus A. Chafoulias, Jim Holmes and Gregg P. Schatzman, independent members of Southwest’s Board of Directors. (Filed with this report)

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed by EideBailly LLP, our principal accountant, for the audit of Southwest Casino Corporation’s consolidated financial statements and other professional services provided to Southwest Casino Corporation for the fiscal years ended December 31, 2005 and 2004.

	Aggregate Amount Billed by ($)
	2005		2004

Audit Fees	$119,233	(1)	$121,600	(2)
Audit-Related Fees	$3,511	(3)	$19,800	(3)
Tax Fees	$0	(4)	$0	(4)
All Other Fees	$14,026	(5)	$0	(6)

(1)       Aggregate fees billed for professional services rendered to Southwest Casino Corporation for audit of our consolidated financial statements by year (including estimated fees for the fiscal year 2005 audit for which we have not yet been billed), review of the consolidated financial statements included in our quaterly reports on Form 10-QSB, and other services normally provided in connection with our statutory and regulatory filings or engagements.

(2)       Aggregate fees billed for professional services rendered to Southwest Casino and Hotel Corp. before July 22, 2004 and Southwest Casino Corporation after July 22, 2004 for audit of our consolidated financial statements by year, review of the consolidated financial statements included in our quarterly reports on Form 10-QSB, and other services normally provided in connection with our statutory and regulatory filings or engagements.

(3)       Aggregate fees billed to Southwest Casino and Hotel Corp. before July 22, 2004 and Southwest Casino Corporation after July 22, 2004. These other audit-related services consisted of accounting research and related issues and assistance with response to SEC correspondence. The Board has considered whether the provision of these services is compatible with maintaining EideBailly LLP’s independence and has determined that it is.

(4)       We did not pay any fees for professional services provided by our principal accountants to Southwest Casino and Hotel Corp. before July 22, 2004 and Southwest Casino Corporation after July 22, 2004, other than the fees described above in this Item 14, during the last two fiscal years.

(5)       Consists of fees paid for an audit of Southwest Casino Corporation’s 401(k) employee benefit plan and finance charges.

(6)       We did not pay any fees for professional services provided by our principal accountants to Southwest Casino and Hotel Corp. before July 22, 2004 and Southwest Casino Corporation after July 22, 2004, other than the fees described above in this Item 14, during 2004.

Audit Committee Pre-Approval Policy

On December 7, 2005, Southwest Casino Corporation elected four new independent (as defined under the rules of the Nasdaq) directors. Before that date, all members of the company’s Board of Directors were employees of Southwest and were not independent and could not qualify for service on an audit committee; thus, the company did not have policies for approval of audit services by independent directors or an audit committee. At a regular meeting of the Board of Directors on January 10, 2006, the Board selected David Abramson, Jim Holmes and Gregg Schatzman, each an independent member of the Board of Directors, to serve on the Audit Committee of the Board of Directors. The Board appointed Mr. Abramson as Chair of its Audit Committee. On February 14, 2006, the Board of Directors adopted a written charter for its Audit Committee that requires Audit Committee preapproval of all future audit and permissible non-audit services provided Southwest by its independent public accountants.

Because the Audit Committee’s approval policy was not adopted until 2006, services provided by EideBailly LLP to Southwest during 2005 and in connection with the audit of Southwest’s financial statements for fiscal years 2005 and 2004 were not approved in advance by the Audit Committee. However, all services rendered to Southwest by EideBailly LLP during 2005 and in connection with the audit of Southwest’s financial statements for fiscal years 2005 and 2004 were permissible under applicable laws and regulations. All services to be provided to Southwest by EideBailly for 2006 and beyond will be approved by the Audit Committee, in advance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST CASINO CORPORATION

March 31, 2006	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on March 30, 2005 in the capacities indicated.

Name	Title

/s/ James B. Druck	Chief Executive Officer (principal executive officer) and Director

/s/ Thomas E. Fox	President, Chief Operating Officer, and Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ David H. Abramson	Director

/s/ Gus A. Chafoulias	Director

/s/ Jim Holmes	Director

/s/ Gregg P. Schatzman	Director

SOUTHWEST CASINO CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Exhibit No.	Exhibit*	Method of Filing
2.1

Agreement and Plan of Reorganization, dated July 14, 2004, by and among Lone Moose Adventures, Inc., Lone Moose Acquisition Corporation. Southwest Casino and Hotel Corp. certain of the shareholders of Lone Moose.

Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K filed August 6, 2004.

2.2	Asset Purchase Agreement, dated July 14, 2004, by and among Lone Moose Adventures, Inc., Christopher B. Glover and Michael C. Brown	Incorporated by reference to Exhibit 2.2 in the Current Report on Form 8-K filed August 6, 2004

3.1	Articles of Incorporation of Southwest Casino Corporation, as amended	Incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-QSB filed November 14, 2005.

3.2	Bylaws of Lone Moose Adventures, Inc. (now Southwest Casino Corporation)	Incorporated by reference to Exhibit 3.2 contained in Lone Moose’s Registration Statement on Form SB-2 (File No.333-88810)

4.1	Assumption Agreement, dated July 22, 2004, by and between Southwest Casino Corporation (f/k/a Lone Moose Adventures, Inc.) and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 6, 2004.

4.2	Registration Rights Agreement, dated June 29, 2004, by and among Lone Moose Adventures, Inc., David C. Merrell and Jenson Service, Inc.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed August 6, 2004.

4.3	Warrant, dated July 22, 2004, between Southwest Casino Corporation and MBC	Filed with this report.

4.4	Registration Rights Agreement, dated June 29, 2004, by and among Southwest Casino and Hotel Corp. and the 8% convertible demand note holders	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed August 6, 2004.

4.5	Form of Warrant, dated October 20, 2005, between Southwest Casino Corporation and non-affiliate guarantors	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 9-K filed October 26, 2005.

4.6	Form of Warrant, dated October 20, 2005, between Southwest Casino Corporation and James B. Druck, Thomas E. Fox, and Jeffrey S. Halpern as loan guarantors	Filed with this report.

4.7	Form of Registration Rights Agreement, dated October 20, 2005, between Southwest Casino Corporation and warrantholders.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed October 26, 2005.

4.8

Form of Option Agreement, dated January 10, 2006, between Southwest Casino Corporation and each of David Abramson, Gus Chafoulias, Jim Holmes and Gregg Schatzman, independent members of Southwest’s Board of Directors

Filed with this report.

4.9	Option Agreement dated January 10, 2006 between Southwest and David H. Abramson, Chairman of the Audit Committee of the Board of Directors	Filed with this report

10.1	2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Current Report to Form 8-K filed August 6, 2004.

10.2	Option Agreement dated July 1, 2004, between Southwest Casino and James B. Druck	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 6, 2004.

10.3	Option Agreement dated July 1, 2004, between Southwest Casino and Jeffrey S. Halpern	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2004.

10.4	Option Agreement dated July 1, 2004, between Southwest Casino and Thomas E. Fox	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed August 6, 2004.

10.5	Third Amended and Restated Gaming Management Agreement dated June 16, 1995 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed August 6, 2004.

10.6	Amendment No. 2 to Third Amended and Restated Gaming Management Agreement dated June 5, 1999 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed August 6, 2004.

10.7	Amendment No. 3 to Third Amended and Restated Gaming Management Agreement dated November 13, 2000 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed August 6, 2004.

10.8	Amendment No. 7 to Third Amended and Restated Gaming Management Agreement dated September 4, 2003 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed August 6, 2004.

10.9	Member Control Agreement of North Metro Harness Initiative, LLC, dated June 8, 2004	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed August 6, 2004.

10.10	BLN Office Park Lease, dated August 10, 2004, between Southwest Casino and Hotel Corp. and BLN Office Park Associates.	To be filed by Amendment.

10.11

Lease dated March 1999, by and between Cripple Creek Development Corp. d/b/a Gold Rush Hotel & Casino, Blue Building Development, Inc. d/b/a Gold Digger’s Casino, Mark Brockley, Annesse Brockley, Gold Rush I, LLC and Southwest Casino and Hotel Corp., as amended

Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed August 6, 2004.

10.12	Employment Agreement, dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and James B. Druck	Incorporated by Reference to Exhibit 10.13 to the Current Report on Form 8-K filed August 6, 2004.

10.13	Employment Agreement, dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and Jeffrey S. Halpern	Incorporated by Reference to Exhibit 10.14 to the Current Report on Form 8-K filed August 6, 2004.

10.14	Employment Agreement, dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and Thomas E. Fox	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed August 6, 2004.

10.15	Form of Indemnification Agreements by and between Southwest Casino and Hotel Corp. and each of James B. Druck, Jeffery S. Halpern, Thomas E. Fox and Brian L. Foster	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K/A filed October 5, 2004.

10.16	Indemnification Agreement, dated June 29, 2004, by and between Lone Moose Adventures, Inc. and David C. Merrell	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed August 6, 2004.

10.17	Introduction Agreement, dated June 29, 2004, by and between Lone Moose Adventures, Inc. and Jenson Services, Inc.	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed August 6, 2004.

10.18	Lease, dated May 1, 1998, by and between Lois L. Woods and Southwest Casino and Hotel Corp., as amended	To be filed by amendment.

10.19	Commitment Letter, dated October 14, 2003, by and between Southwest Casino and Hotel Corp. and Oppenheimer & Co. Inc.	Incorporated by reference to Exhibit Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed August 6, 2004.

10.20	Member Control Agreement, dated June 14, 2004, by and between SW Missouri, LLC and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed August 6, 2004.

10.21	Operating Agreement of Southwest Missouri Gaming, LLC dated June 16, 2004.	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed August 6, 2004.

10.22	Management Agreement dated June 16, 2004 by and among Southwest Missouri Gaming, LLC, Robert E. Low and W Missouri, LLC.	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed August 6, 2004.

10.23	Stipulation and Agreement, dated June 17, 2004, by and among Southwest Casino and Hotel Corp., and the Colorado Division of Gaming	Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed August 6, 2004.

10.24	Revolving Credit and Term Loan Agreement, dated October 20, 2005, between Southwest Casino and Hotel Corp. and Crown Bank	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 26, 2005.

10.25	Guaranty by Corporation, dated October 20, 2005, by Southwest Casino and Hotel Corp. for the benefit of Crown Bank	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 26, 2005.

10.26	Security Agreement, dated October 20, 2005, between Southwest Casino Corporation and Crown Bank	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 26, 2005.

10.27	Stock Pledge Agreement, dated October 20, 2005, between Southwest Casino Corporation and Crown Bank	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed October 26, 2005.

10.28	Security Agreement, dated October 20, 2005, between Southwest Casino and Hotel Corp. and Crown Bank	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 26, 2005.

10.29	Membership Interest Pledge Agreement, dated October 20, 2005 between Southwest Casino and Hotel Corp. and Crown Bank (50% North Metro Harness Initiative, LLC)	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed October 26, 2005.

10.30	Membership Interest Pledge Agreement, dated October 20, 2005 between Southwest Casino and Hotel Corp. and Crown Bank (Gold Rush I, LLC, Southwest Casino Deadwood, LLC and SW Missouri, LLC)	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed October 26, 2005.

10.31	Stock Pledge Agreement, dated October 20, 2005, between Southwest Casino and Hotel Corp. and Crown Bank (Southwest Entertainment, Inc.)	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed October 26, 2005.

10.32	Form of Personal Guaranty by James Druck, Thomas Fox and Jeffrey Halpern, officers of Southwest Casino Corporation, dated October 20, 2005, for the benefit of Crown Bank	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed October 26, 2005.

10.33	Form of Personal Guaranty by non-affiliates dated October 20, 2005 for the benefit of Crown Bank	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed October 26, 2005.

10.34	Form of Personal Guaranty by Trust dated October 20, 2005 for the benefit of Crown Bank	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed October 26, 2005.

10.35

Form of Indemnification Agreements by and between Southwest Casino Corporation and each of David H. Abramson, Gus A. Chafoulias, Jim Holmes and Gregg P. Schatzman, independent members of Southwest’s Board of Directors

Filed with this report.

10.36

Gaming Management Agreement, dated March 24, 2006, between Southwest Casino and Hotel Corp. and the Otoe-Missouria Tribe of Indians (not effective until approved by the National Indian Gaming Commission)

Filed with this report.

14.1	Code of Conduct	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB filed June 29, 2004.

16.1	Letter on change in certifying public accountant	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed September 13, 2004.

21.1	List of Subsidiaries of Southwest Casino Corporation	Filed with this report

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed with this report.

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed with this report.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed with this report.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed with this report.

*Pursuant to Item 601(b)(2) of Regulation S-B, the registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from any filed exhibit to this report to the Securities and Exchange Commission upon request.