Form 10QSB
period 2006-03-31
SOUTHWEST CASINO CORP
filed 2006-05-15
CIK 1170848

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response. . 182
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES  ☐   NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  19,688,656 as of May 10, 2006.

Transitional Small Business Disclosure Format (check one):    YES  ☐   NO  ☒

SOUTHWEST CASINO CORPORATION

FORM 10-QSB

MARCH 31, 2006

In this Form 10-QSB, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation and its consolidated subsidiaries.

i

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheets (Unaudited)

March 31, 2006

2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,382,215
Accounts Receivable	117,408
Management Fees Receivable	707,758
Inventories	145,608
Prepaid Expenses	409,530
Total Current Assets	$2,762,519

PROPERTY AND EQUIPMENT
Capitalized Lease and Leasehold Improvements	$15,696,958
Furniture and Equipment	6,017,141
Accumulated Depreciation	(9,962,694)
Net Property and Equipment	$11,751,405

OTHER ASSETS
Intangible Assets	$776,000
Deposits	101,150
Investment in Unconsolidated Subsidiary	4,401,608
Deferred Tax Asset	410,653
Total Other Assets	$5,689,411

TOTAL ASSETS	$20,203,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$606,489
Accrued Expenses	979,424
Accrued Liabilities - Related Parties	232,467
Notes Payable	146,292
Current Portion of Long-Term Liabilities	3,443,719
Accrued Interest Payable	18,299
Total Current Liabilities	$5,426,690

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$8,230,835

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 Shares Authorized	$—
Common Stock, $.001 Par Value, 50,000,000 Shares Authorized, 19,688,656 Shares Issued and Outstanding	19,689
Additional Paid-in Capital	17,088,523
Accumulated Deficit	(10,562,402)
Total Stockholders’ Equity	6,545,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,203,335

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2006 and 2005

	2006	2005

REVENUES
Casino	$3,501,335	$3,563,356
Food & Beverage/Hotel	115,264	94,121
Management and Consulting	1,702,618	1,024,458
Entertainment	—	—
Other	55,295	33,663
Total Revenue	$5,374,512	$4,715,598

EXPENSES
Casino	$2,909,171	$2,897,261
Food & Beverage/Hotel	352,879	359,915
Corporate Expense	624,975	691,406
Project Development Costs	96,368	318,649
Entertainment	14,831	10,873
Depreciation and Amortization	542,307	595,139
Total Expenses	$4,540,531	$4,873,243

Income (Loss) from Operations	$833,981	$(157,645)

OTHER INCOME (EXPENSE)
Interest Income	$617	$2,745
Interest Expense	(322,346)	(286,268)
Loss on Disposition of Property and Equipment	—	(155)
Total Other Income (Expense)	$(321,729)	$(283,678)

Income (Loss) from Continuing Operations
Before Income Taxes	$512,252	$(441,323)

Income Tax Benefit (Expense)	(174,666)	—
Minority Interest in Loss of Consolidated Subsidiary	—	34,435
(Loss) of Unconsolidated Subsidiaries, Net of Tax Benefit	(39,942)	—

NET INCOME (LOSS)	$297,644	$(406,888)

Earnings (Loss) per common share and common equivalent share, Basic: Income (Loss) from continuing operations	$0.02	$(0.02)

Common Equivalent Shares Outstanding	19,637,545	19,385,625

Earnings per common share and common equivalent share, Fully-diluted: Income (Loss) from continuing operations	$0.01	$(0.02)

Common Equivalent Shares Outstanding	22,005,045	19,385,625

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$297,644	$(406,888)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Minority Interest in Loss of Consolidated Subsidiary	—	(34,435)
Depreciation and Amortization	542,307	595,139
Amortization of Loan Costs	41,279	—
Loss on Disposition of Property and Equipment	—	155
Write off of Land Option - Cost Incurred in Prior Years		249,778
Impairment Loss on Gaming Equipment	—	—
Common Stock Issued for Non-Cash Compensation	23,707	5,625
Loss of Unconsolidated Subsidiaries	51,761	—

Change in Current Assets and Liabilities,
(Increase) Decrease in Restricted Cash	2,656	50,052
(Increase) Decrease in Receivables	(256,372)	(155,064)
(Increase) Decrease in Inventories	2,675	7,347
(Increase) Decrease in Prepaid Expenses	164,841	333,592
(Increase) Decrease in Deferred Tax Asset	162,347	—
Increase (Decrease) in Accounts Payable	(6,617)	(86,509)
Increase (Decrease) in Accrued Expenses	(96,814)	52,285
Increase (Decrease) in Accrued Interest Payable	747	(33,463)
Net Cash Provided By Operating Activities	$930,161	$577,614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$(83,402)	$(140,101)
(Increase) Decrease in Deposits	—	15,874
Investment in Unconsolidated subsidiary	(155,000)	—
Net Cash (Used In) Investing Activities	$(238,402)	$(124,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Payments on Short-Term Notes Payable	$(300,000)	$(136,542)
Principal Payments on Long-Term Borrowings	(216,689)	(175,955)
Proceeds from Investors in Consolidated Subsidiary - Minority Interest	—	616,324
Proceeds from Issuance of Common Stock	12,000	15,000
Net Cash Provided (Used) by Financing Activities	$(504,689)	$318,827

Net Increase in Cash and Cash Equivalents	187,070	772,214

CASH AND CASH EQUIVALENTS
Beginning of Period	1,195,145	750,556
End of Period	$1,382,215	$1,522,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$280,320	$267,254
Income Taxes Paid	$22,500	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Common Stock Issued in Exchange for Compensation	$23,707	$5,625
Equipment Purchased through Financing	$—	$—
Capital Assets Acquired with Acounts Payable		$111,194

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

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

On July 22, 2004, Southwest Casino and Hotel Corp. completed a reverse merger in which it became a wholly-owned subsidiary of Lone Moose Adventures, Inc., a Nevada corporation, and the former Southwest Casino and Hotel Corp. equity security holders acquired approximately 92% of the outstanding securities of Lone Moose Adventures, Inc. Lone Moose then changed its name to Southwest Casino Corporation, which is the surviving reporting entity today.

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

Southwest Entertainment. Inc.

Southwest Entertainment, Inc. was formed on November 4, 1998. The company operates an outdoor amphitheatre for entertainment events in Cripple Creek, Colorado.

Southwest Casino Deadwood, LLC

Southwest Casino Deadwood, LLC was formed on December 7, 1999 to operate B.B. Cody’s Casino in Deadwood, South Dakota, which closed on February 28, 2004. Southwest Casino Deadwood currently has no operations.

Southwest Charitable Enterprises, LLC

Southwest Charitable Enterprises, LLC was formed February 28, 2006 to pursue opportunities in the charitable gaming market. The Company will pursue opportunities to provide equipment and consulting services to charities that operate gaming venues to support their charitable endeavors.

North Metro Harness Initiative, LLC (Unconsolidated)

The Company owns a 50 percent membership interest in North Metro Harness Initiative, LLC (North Metro) a development stage Minnesota limited liability company that was formed on June 16, 2003 for the purpose of developing, owning, and operating a harness racetrack and card room north of Minneapolis, Minnesota, in Anoka County.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

North Metro was issued licenses to own and operate the racetrack by the Minnesota Racing Commission on February 16, 2005. An anti-gambling citizens group has filed two lawsuits challenging the issuance of the racing licenses. On March 28, 2006, the Minnesota Court of Appeals issued a ruling upholding the grant of racing licenses by the Minnesota Racing Commission to North Metro in one of those cases. The citizens group has appealed that decision to the Minnesota Supreme Court. The appellate court heard oral arguments in the second lawsuit on April 20, 2006. North Metro’s activities are described more fully in Note 7.

SW Missouri, LLC

SW Missouri, LLC was formed on May 25, 2004. Its sole asset is a 30% membership interest in Southwest Missouri Gaming, LLC.

SW Missouri Gaming, LLC (Unconsolidated)

Southwest Missouri, LLC owns a 30% membership interest in Southwest Missouri Gaming, LLC, which was formed March 29, 2004. Southwest Missouri Gaming, LLC pursued state and local regulatory approval and property acquisition for a riverboat casino in Rockaway Beach, Missouri, which required an amendment to the state constitution. The ballot initiative to amend the constitution was defeated in a statewide primary election on August 3, 2004. All costs associated with this initiative were charged to expense in 2004. Southwest Missouri Gaming, LLC spent no monies on Rockaway Beach in 2005 and in the first quarter of 2006. While the Company retains its rights in this entity, it has no plans to revive this initiative at this time.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southwest Casino Corporation, its wholly-owned subsidiaries, and North Metro Harness Initiative, LLC which is treated as a variable interest entity (“VIE”) subject to consolidation for the three months ended March 31, 2005, but not for the three months ended March 31, 2006. See Note 7.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

Revenue Recognition

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue from food and beverage and hotel operations is recorded upon delivery of goods or services, and excludes promotional allowances. Revenue from casino management and consulting contracts with outside parties is recognized over the term of the agreements. Consideration given in exchange for entering into long-term contracts is amortized over the life of the agreement.

Operating Segments

The Company has segregated its activities into three operating segments based on operating and management characteristics related to its sources of revenue or basis for accumulating assets or expenses. The segments are casino operations, casino management for unrelated parties, and project development activities. Separate operations are aggregated based on the above general segment descriptions.

Investments

Investments in entities where the Company has more than a 20% but less than a 50% financial and voting interest are recorded on the equity method of accounting. When the Company has an investment of greater than 50% but less than 100%, the Company consolidates the entity and adjusts the investment by minority interest holder for the portion of the income or loss allocable to the minority owner.

Net Income Per Share - Basic and Diluted

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

NOTE 3 – STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes estimated fair value for options granted before, but not vested as of, December 31, 2005, and options issued and vested in 2006. Therefore, the results for prior periods have not been revised for comparative purposes. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the options awarded, and is recognized as expense over the requisite service period.

The adoption of SFAS 123(R) lowered net income by approximately $19,331 for the three months ended March 31, 2006, compared to if we had continued to account for share-based compensation under APB No. 25, Accounting For Stock Issued to Employees.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) during the period ended March 31, 2005. For the purpose of this pro forma disclosure, the value of the options is estimated using Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

		March 31, 2005

Net (loss) as reported		$(406,888)

Deduct:	Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	53,288

Pro forma net (loss)		$(460,176)

(Loss) per share:

Basic – as reported		$(0.02)

Basic – pro forma		$(0.02)

As of March 31, 2006, there was approximately $147,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. The Company expects to recognize this cost over the next three years.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 permits the Company to elect from alternative transition methods for calculating the pool of tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have terms of 5 to 10 years from the grant date and granted options typically vest quarterly over a two to three year period. The fair value of each option is amortized into compensation expense on the basis of the date vested to the term of grant. We have estimated fair value of all stock options as of the date of grant applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options during the three months ended March 31, 2006 follows:

Expected price volatility	124.00%
Risk-free interest rate	4.42%
Weighted average expected life in years	7.5
Dividend yield	0.00%
Pre-vesting forfeiture rate	0.00%

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.0% in the three months ended March 31, 2006 based primarily on historical experience. If pre-vesting forfeitures occur in the future, the Company will record the benefit related to such forfeitures as the forfeitures occur. In the Company’s pro forma information required under SFAS 123(R) for the periods prior to March 31, 2006, the Company also accounted for forfeitures as they occurred.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

NOTE 4 – PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverages provided gratuitously to customers, which was $291,000 and $296,000 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 5 – RECLASSIFICATIONS

The previous year financial statements have been reclassified to conform to the current year presentation. Such reclassification had no effect on net income.

NOTE 6 – INTANGIBLE ASSETS AND CASINO MANAGEMENT AGREEMENT

Intangible Assets consisted of the following at March 31:

2006

Casino management contract rights	$594,773
Loan costs – long-term obligations	181,227
Total	$776,000

Future amortization of management contract rights and loan costs are as follows:

Twelve Months Ended March 31,

2007	$691,032
2008	$84,968

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

The Company earned management revenues of $1,702,618 and $1,024,458 under the agreement with CATO for the three months ended March 31, 2006 and 2005, respectively.

Loan costs in the amount of $251,276 were incurred in connection with a term loan of $2,500,000 from Crown Bank. The loan costs will be amortized over the term of the loan.

NOTE 7 — NORTH METRO HARNESS INITIATIVE, LLC

The Company evaluated whether North Metro should be treated as a variable interest entity (“VIE”) subject to consolidation during the applicable reporting periods under FIN 46(R). The Company determined that North Metro should be treated as a VIE and that North Metro should be consolidated within the Company’s financial statements for the three months ended March 31, 2005 for the following reason: The Company lacked the ability through voting or similar rights to make decisions regarding North Metro’s activities because the Company’s voting rights were not proportionate to the Company’s obligation to absorb expected losses of the entity. As of March 31, 2005, the Company had provided approximately 75 percent of North Metro’s financial support, but held only 50 percent of North Metro’s voting power. Because the Company would absorb financial losses of North Metro that were disproportionate to its 50 percent decision making power, we determined that North Metro was a VIE subject to consolidation for the three months ended March 31, 2005.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

Due to contributions to capital made by MTR-Harness, Inc. (“MTR”) as of October 20, 2005, in accordance with the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004, the Company no longer provides financial support in excess of its 50 percent decision making power. In fact, as of March 31, 2006, the Company has provided 38 percent of the financial support, but still retains its 50 percent decision making power. Therefore, since October 20, 2005, the Company has accounted for its investment in North Metro on the equity method.

For the three months ended March 31, 2006, the Company has recorded a loss from this unconsolidated subsidiary, net of tax benefit of $39,942, as follows:

Revenues	$—

Lobbying expenses	$34,000
License fees – Minnesota Racing Commission	63,285
Other expenses	6,236
Total expenses	$103,521

Net (loss)	$(103,521)

50% share of net (loss)	(51,761)
Net tax benefit	11,819
(Loss) of unconsolidated subsidiary net of tax benefit	$(39,942)

For the three months ended March 31, 2005, the Company consolidated the results of operations of North Metro, recording development expenses of $68,871 net of minority interest in the loss from consolidated subsidiary of $34,435.

NOTE 8 - LINE OF CREDIT

On October 20, 2005, the Company entered into an agreement to borrow up to $450,000 under a revolving line of credit due April 30, 2007. The interest rate is Prime +1%, and not less than 7.5%. Currently the interest rate is 8.75%. At March 31, 2006, $303,708 was available to borrow. The loan is guaranteed to the extent of $300,000 by three principal officers of the Company. The line of credit is included in notes payable on the accompanying balance sheet.

NOTE 9 – LONG-TERM OBLIGATIONS

Capital Lease

On April 9, 1999, the Company entered into a 20-year capital lease, under which the Company agreed to make payments on certain related debts of the Lessors, with Cripple Creek Development Co., Blue Building Development, Inc. and Mark and Annesse Brockley (the Lessors) for the land and buildings relating to The Gold Rush Hotel and Casino and Gold Digger’s Casino. The related amount capitalized is based upon:

Present value of $53,437 monthly payments for 20 years	$5,799,170
Principal payments on related debts of Lessors	8,707,661
$14,506,831

Under this capital lease, the Company is required to make additional rent payments if the combined net income from the Gold Rush and Gold Digger’s casinos, after allocation of direct overhead expenses, exceeds certain thresholds stated in the lease. To date, the Company has not been required to make additional rent payments.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

As of March 31, 2006, future minimum lease payments required under the capital leases for the 12-month period ending each March 31st, are:

2007	$1,588,335
2008	1,567,375
2009	1,506,474
2010	1,163,714
2011	1,109,461
Thereafter	6,719,760
Total minimum lease payments	$13,655,119
Less-amount representing interest	(4,924,414)
Present value of minimum lease payments	8,730,705
Less-current portion	(840,288)
Long-term portion	$7,890,417

Crown Bank Term Loan and IGT Note

On October 20, 2005, the Company entered into a term loan to borrow $2.5 million. The interest rate is Prime +1%, not less than 7.5%, and the loan is due April 30, 2007. Currently the interest rate on this loan is 8.75%. The repayment period will be extended to May 31, 2008, if the Company achieves certain business goals. Twelve shareholders of the Company, including three principal officers, have guaranteed the loan.

On December 29, 2005, the Company entered into a loan agreement with IGT, for $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our three casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 7.75% as of March 31, 2006.

As of March 31, 2006, the future loan payments required for the 12-month period ending each March 31st are:

2007	$2,603,431
2008	111,738
2009	120,712
2010	107,967
Total:	$2,943,849

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $261,328 and $232,467 as of March 31, 2006 and 2005, respectively.

During the three months ended March 31, 2006 and 2005, the Company paid Berc & Fox Limited $0 and $788 for tax and accounting services, respectively. Thomas Fox is a shareholder and officer in Berc & Fox, Limited.

NOTE 11 – PROJECT DEVELOPMENT COSTS

The Company continues to pursue additional gaming opportunities and as a result continues to incur project development expenses. For the three months ended March 31, 2006, development expenses were $74,070. For the three months ended March 31, 2005, development expenses were $318,649, including a $249,778 write off of an option to acquire the Gold Rush real estate and costs incurred by North Metro Harness Initiative, LLC, which was included in the Company’s consolidated financial statements for the three months ended March 31, 2005. See Note 7.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

NOTE 12 – SEGMENT INFORMATION

Segment information related to the three months ended March 31, 2006 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (1)	Total
Revenues	$3,671,894	$1,702,618	$—	$—	$5,374,512
Interest revenue	2	615		—	617
Interest expense	221,026	101,320	—	—	322,346
Depreciation and amortization	411,746	130,561	—	—	542,307
Segment profit (loss) before income taxes	(237,757)	846,377	(148,129)	—	460,491
Income tax (expense) benefit	80,837	(288,268)	45,084	—	(162,347)
Segment assets	13,586,182	2,215,545	4,401,608	—	20,203,335
Expenditures for segment assets	5,606	77,796	103,239	(103,239)	83,402

Segment information related to the three months ended March 31, 2005 follows:

	Casino	Casino	Casino	Reconciling
	Operations	Management	Development	Items (2)	Total
Revenues	$3,691,140	$1,024,458	$—	$—	$4,715,598
Interest revenue	—	2,745	—	—	2,745
Interest expense	265,702	20,566		—	286,268
Depreciation and amortization	462,633	132,506	—		595,139
Segment profit (loss) before income taxes	(305,244)	182,570	(318,649)	34,435	(406,888)
Income tax (expense) benefit	—	—	—	—	—
Segment assets	15,425,964	2,582,151	2,527,092	—	20,535,207
Expenditures for segment assets	1,809	24,781	113,511	—	140,101

(1)          Included in investment in unconsolidated subsidiary.

(2)          Loss on subsidiary allocated to minority interest.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 14 – EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2006:

	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings per Share
Basic Earnings per Share	$297,644	19,637,545	$0.02
Effect of Dilutive Securities:
Outstanding Options and Warrants		2,367,500
	$297,644	22,005,045	$0.01

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

The Company had a net loss for the three months ended March 31, 2005; therefore a calculation of earnings per share on a fully diluted basis would be anti-dilutive.

Options and warrants to purchase 1,395,000 shares of common stock at a price of $1.00 per share and options to purchase 675,000 shares of common stock at a price of $0.65 per share were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares during the first three months of 2006. All of these options were outstanding as of March 31, 2006.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

As discussed in Note 6, the Company has an agreement with the Cheyenne and Arapaho Tribes of Oklahoma (CATO) for management of CATO’s casinos located in Oklahoma that will expire on May 19, 2007. The management fees received from this contract are significant to the Company’s cash flow from operations. We are currently negotiating an extension of this contract. However, if we are unsuccessful in extending this contract it will have a material adverse impact on our cash flow from operations.

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

In 2004, the Company purchased player tracking software and slot accounting software from IGT. On December 29, 2005, the Company reached an agreement with IGT to finance $460,324 of the purchase price for this system over 48 months with an interest rate equal to the prime rate, which is currently 7.75%. In addition, the Company agreed to purchase additional software for $200,000, which will allow the Company to offer bonusing to its customers. The agreement to purchase that software is contingent upon IGT receiving necessary approvals for the bonusing system from the Colorado Division of Gaming. We anticipate that IGT will finance this additional software purchase on similar terms.

Under the Company’s employment agreements with James B. Druck, CEO, Thomas E. Fox, President and CFO, and Jeffrey S. Halpern, Vice President of Government Affairs, which were effective July 1, 2004, the Company has agreed to allow these executives to elect to continue their employment in a reduced capacity, with continuing medical benefits and a salary equal to their base pay at the time of termination for 18 months, and not less than $25,000 after 18 months, if the Company terminates the executive’s employment without cause or in connection with a change in control of the Company (as defined in the employment agreement) or if the executive terminates his employment with the Company for good cause (as defined in the employment agreement). The initial term of these agreements expires July 1, 2006, after which each agreement renews automatically for additional one-year terms unless terminated.

North Metro Harness Initiative, LLC, in which the Company owns a 50 percent membership interest, has entered into an agreement to monitor legislation and perform lobbying activities related to its racetrack and card room development. These agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement. North Metro pays the monthly commitments of approximately $20,000 per month.

North Metro has also entered into an agreement for the development of the land, building and related property to operate a racetrack and card room. Fees related to the agreement total 3% of the project cost, which is defined as the total development cost less the cost to purchase the land. The agreement began on May 1, 2003, and continues until the completion of the project, unless earlier terminated. North Metro currently pays fees of $6,000 per month, plus applicable out of pocket expenses. Upon the start of construction, two thirds of the total expected fee (less previous monthly payments) is due. If the agreement is terminated before completion of the project, any unpaid fees are determined based on the completed status of the project at the time of termination, as defined in the agreement.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

NOTE 16 - SUBSEQUENT EVENTS

At its meeting on April 26, 2006, the independent members of the Company’s Board of Directors approved one-time payments to James Druck, CEO, Thomas Fox, President and CFO, and Jeffrey Halpern, Vice President of Government Affairs, as partial repayments of the Company’s outstanding liabilities for their unpaid salaries from prior years. The aggregate amount of these liabilities as of March 31, 2006 was $232,467. The Board approved payments of $50,000 to Mr. Druck and Mr. Halpern and $10,000 to Mr. Fox. The company made these payments to Mr. Halpern on April 28, 2006 and Mr. Druck and Mr. Fox on May 15, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, the “Company”, “we”, “our” and “us”) for the three months ended March 31, 2006 and 2005.

Summary of Consolidated Operating Results:

For the quarter ended March 31, 2006, Southwest had net earnings of $297,644 on revenues of $5,374,512, as compared to a net loss of $(406,888) on revenues of $4,715,598 for the first quarter of 2005. This amounts to earnings per outstanding share during the first quarter of 2006 of $0.02 ($0.01 on a fully-diluted basis) as compared to a loss of $(0.02) per outstanding share in the same period of 2005. We attribute this improvement in operating results primarily to the increased management fees generated at the casinos we manage for the Cheyenne and Arapaho Tribes of Oklahoma and the absence in 2006 of an almost $250,000 expense related to the expiration during the first quarter of 2005 of an option to acquire the real property that houses our Gold Rush and Gold Digger’s casinos in Cripple Creek, Colorado.

Overview:

Our principal business is the management, operation and development of gaming facilities in emerging and established gaming jurisdictions. Currently, we operate three casinos in Cripple Creek, Colorado — Gold Rush Hotel and Casino, Gold Digger’s and Uncle Sam’s. We also manage two Native American gaming operations in Oklahoma for the Cheyenne and Arapaho Tribes of Oklahoma, Lucky Star - Concho and Lucky Star - Clinton. Lucky Star - Concho is located on U.S. Highway 81, just north of the Oklahoma community of El Reno. Lucky Star - Clinton is located 60 miles west of Lucky Star - Concho in the community of Clinton, Oklahoma on Old Route 66 near Interstate I-40.

We continually evaluate other management, consulting, development and acquisition opportunities related to gaming that have the potential to generate new revenue streams for us. New opportunities we are pursuing include:

•                  In January 2005, the Minnesota Racing Commission voted to grant class A and B licenses to own and operate a harness racetrack and card room to North Metro Harness Initiative, LLC, in which we own a 50% membership interest. These licenses will enable North Metro to develop and run a harness racetrack and a 50-table card room in Columbus Township, Anoka County, Minnesota. A local anti-gambling group has two lawsuits pending against the Minnesota Racing Commission in attempts to revoke these licenses. To date, district and appellate courts have issued several decisions against the anti-gambling group and in favor of the Racing Commission and North Metro’s licenses. The courts have not issued any decisions in favor of the anti-gambling group. We believe that these attempts to revoke North Metro’s licenses will ultimately be unsuccessful, but they have delayed construction. We cannot predict when the litigation will be resolved or the extent to which the delay will lead to increased construction or financing costs for this project.

•                  On March 24, 2006 we entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians in north central Oklahoma. Under this agreement, we will manage the Tribe’s Seven Clans Paradise Casino near Ponca City, Oklahoma. Southwest will receive management fees equal to 20 percent of the net revenue from gaming and non-gaming activity at the facility. This agreement has been submitted to the National Indian Gaming Commission (“NIGC”) for approval. The agreement is not effective, and we cannot provide any services or receive any compensation under the agreement, until we receive that approval. We cannot predict when the NIGC will approve the agreement. The Gaming Management Agreement has a five-year term beginning on the date Southwest assumes management of the facility.

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

Casino Management:	Casino Operations:
Lucky Star – Concho	Gold Rush/ Gold Digger’s Casinos
Lucky Star – Clinton	Uncle Sam’s Casino

Casino Management:

Southwest Casino and Hotel Corp. manages two casinos for the Cheyenne and Arapaho Tribes of Oklahoma under the Third Amended and Restated Gaming Management Agreement dated June 16, 1995. This Agreement has been extended twice and currently expires on May 19, 2007. Southwest is seeking an extension of this agreement beyond May 19, 2007, but is uncertain whether such an extension can be secured. If this agreement is not extended, the Company will lose this revenue source in May 2007, which would have a material adverse effect on our operating results.

Lucky Star - Concho

We earned management fees of $1,070,755 from Lucky Star - Concho during the first three months of 2006 and $583,429 during the first three months of 2005, an increase of 83.5%. The dramatic increase in management fees is the direct result of the Tribes signing a gaming compact with the state of Oklahoma in April 2005 and the subsequent addition and effective management of the new gaming opportunities permitted under that compact. The compact allows Lucky Star – Concho to offer card games and poker, as well as certain Class III electronic games permitted under the compact, to its patrons, all of which have resulted in a significant increase in revenue. We anticipate increased management fees in the second and third quarter of 2006, as compared to 2005, although not as dramatic as the results from the first quarter, as we continue to refine the electronic game mix on the floor and we improve our offerings to our poker and card room players. We also anticipate greater competition from other tribal gaming operations closer to Oklahoma City and from Remington Park, a racetrack in Oklahoma City that began offering electronic gaming near the end of 2005.

Lucky Star - Clinton

We earned management fees from Lucky Star - Clinton of $631,863 in the first three months of 2006 and $441,029 in the first three months of 2005, an increase of 43.2%. The increase in management fees is the result of an improved mix of games on the floor, including the introduction of slim line gaming machines, and the successful renegotiation of machine vendor fees on a number of our more popular electronic games. Lucky Star – Clinton is at capacity in terms of how many customers the facility can accommodate, especially on weekends. As a result, we do not anticipate a significant increase in revenues during the second or third quarter of 2006.

Other Matters

On March 4, 2006, the Tribes rescinded their prior approval of an amendment to the Gaming Management Agreement under which we were to assist them in developing an additional gaming facility at Canton Lakes, Oklahoma. This amendment had been submitted to the NIGC for approval in September 2003, but that approval had not been received.

In conjunction with seeking an extension of the Gaming Management Agreement beyond May 2007, we are also discussing with the Tribes the possibilities of expanding both the Concho and Clinton facilities, which would have a significant impact on revenues for 2007.

Casino operations:

Gold Rush/Gold Digger’s Casino Results

First Quarter	2006	2005	Percentage Increase (Decrease)

Casino revenues	$3,293,463	$3,333,104	(1.2)%
Total revenues	3,462,784	3,460,279	—%
EBITDA	549,588	587,749	(6.5)%
Operating margin	15.9%	17.0%

Gold Rush/Gold Digger’s recorded slightly lower revenues in the first quarter of 2006, particularly in February, than in the first quarter of 2005 as a result of bad weather on key weekends. Because Cripple Creek, Colorado sits high in the Rocky Mountains and draws the majority of its business from cities and towns at lower elevations, weekend snowstorms discourage many patrons from driving the mountain pass to our casinos. This has a significant impact on our operating results, particularly in the first and fourth quarter of the year. The snowy weekend weather in February 2006 caused a decrease in revenues for the entire Cripple Creek market as compared to February 2005. We also continued to experience higher operating expenses in the first quarter due to increased costs associated with our player tracking and slot accounting system, which had not been approved by the Colorado Division of Gaming and, therefore, required additional manpower to meet reporting requirements. In April 2006 we completed testing and self-approval of the new system in accordance with Colorado Division of Gaming procedures. We anticipate that beginning in the second quarter of 2006 we will reduce operating expenses and improve customer service as a result of being able to utilize the automated slot accounting system.

Uncle Sam’s Casino

First Quarter	2006	2005	Percentage Increase (Decrease)

Casino revenues	$207,872	$230,252	(9.7)%
Total revenues	209,110	230,861	(9.4)%
EBITDA	(139,744)	(153,785)	10.0%
Operating margin	(66.8)%	(66.6)%

Uncle Sam’s Casino is a facility with only 67 slot machines that serves primarily the local residents market in Cripple Creek. The local resident market is the most vulnerable to increased competition. Since the third quarter of 2004, when a new casino that also caters to the local residents opened for business, we have seen a steady decline in revenues quarter over quarter at this facility. In addition, a casino adjacent to our location has expanded into a storefront right next door that had been a tee shirt shop, further reducing customer traffic. In the second quarter of 2006, we have planned initiatives that we hope will reverse this ongoing trend. In addition, we have completed the testing and self-approval of our automated slot accounting system, which should allow us to reduce operating expenses and improve client service.

Project Development Costs:

Project development costs for the first three months of 2006 were $96,368 as compared to $318,649 for the first three months of 2005. During the first three months of 2005, we wrote off an option to purchase the Gold Rush real estate that expired February 28, 2005. The cost of this option was $249,778, which represented costs incurred before 2005 to settle a dispute with the lessor. In addition, during the first three months of 2005, North Metro Harness Initiative, LLC expenses of $68,871 were consolidated with our operating results. For the first three months of 2006, the expenses of this entity, net of tax benefit $38,122, are reported as a loss from an unconsolidated subsidiary.

In the first three months of 2006, we continued to pursue other gaming opportunities. The pursuit of these new initiatives has resulted in signing a five-year management contract with the Otoe-Missouria Tribe of Oklahoma. We have submitted the agreement to the National Indian Gaming Commission for approval. We cannot begin to perform work under this contract until it is approved. At this time, we cannot predict when this contract may be approved.

In February 2006, we formed a new subsidiary to pursue opportunities in the charitable gaming market, Southwest Charitable Enterprise, LLC. In the first month of operations, this entity incurred $22,298 in expenses, which are included in project development costs.

Other Factors Affecting Net Income:

First Quarter	2006	2005	Percentage Increase (Decrease)
(Income) Expense
Southwest Entertainment	$(17,862)	$(23,175)	(23.1)%
Corporate Expenses	624,975	691,406	(9.6)%
Interest Expense (net)	(322,346)	(283,523)	13.7%
Other (income) Loss	(617)	(2,900)	N/M
Effective Tax Rate	34%	0%	NA
Minority Interests	—	34,435	NA
N/M = Not material	NA = Not applicable

Southwest Entertainment, Inc. is a wholly owned subsidiary of Southwest Casino and Hotel Corp. that conducts concerts and other entertainment events at the Gold Rush Palladium, a 1,200 seat outdoor amphitheater adjacent to the Gold Rush Casino. We conduct these events for the purpose of attracting people to Cripple Creek and our casino properties. During the first three months of the year we do not host any events. Expenses were lower in the first quarter of 2006 than the first quarter of 2005 due to a $9,307 decrease in depreciation offset by a $3,958 increase in rent and expenses to maintain the facility and equipment.

Corporate expenses were 9.6% lower in the first quarter of 2006 than the first quarter of 2005, primarily due to the elimination of advisory fees, lower payroll costs and reduced licensing fees. During the first quarter of 2005 we incurred advisory fees of $30,000 in connection with a contract entered into in July 2004. The contract was terminated in April 2005 and a settlement was reached to pay off all remaining obligations under this contract on February 16, 2006. In the first quarter of 2005, we eliminated four positions due in part to our unsuccessful bid to develop a riverboat casino in Rockaway Beach, Missouri. We intend to add two new positions during the second quarter of 2006, which will result in an increase in payroll costs. We also incurred one-time licensing fees of approximately $18,000 in the first quarter of 2005 in connection with filings with the Colorado Division of Gaming and the National Indian Gaming Commission for approval of a potential additional member of our Board of Directors.

Interest Expense increased 13.7% in the first quarter of 2006, when compared to the first quarter of 2005, as a result of interest paid in connection with the $2,500,000 loan we secured in order to meet our obligations to fund capital contributions to North Metro Harness Initiative, LLC.

Minority interest represents our minority ownership share of the expenses related to North Metro Harness Initiative, LLC. This entity became an unconsolidated subsidiary on October 20, 2005.

Effective tax rate for the first three months of 2006 was 34%. No benefit for the losses in the first three months of 2005 has been recorded, primarily due to the valuation allowance for deferred tax assets and lack of certainty that net operating loss carryforwards available to offset future income would not be limited under Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources:

We generate cash flow from our Oklahoma management activities and casino operations in Colorado. We use the cash flows generated to fund reinvestment in existing properties for both refurbishment and replacement of assets, and to pursue additional growth opportunities. To balance our cash requirements we supplement the cash flows generated by our operations with funds provided by financing activities.

Our cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months. However, North Metro will need additional debt financing to fund the development of the racetrack and card room in Minnesota.

We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria. If we complete a material acquisition or investment, our operating results and financial condition could change significantly in future periods. In addition, any new opportunity would in all likelihood require new equity and/or debt financing.

Net cash provided by operating activities during the first three months of 2006 was $930,161 compared to $577,614 during the first three months of 2005, an increase of $352,547. The increase between periods is due primarily to an increase in management fees of $678,160, offset by an increase in the change in accounts receivable of $101,308, a decrease in the change in accrued expenses of $160,480, and a decrease in the change in accounts payable of $79,892.

Net cash used in investing activities for the first three months of 2006 was $238,402 compared to net cash used in investing activities of $124,227 during the first three months of 2005, an increase of $114,175. The increase in use of cash between the periods was due primarily to the investment of $155,000 in North Metro, now an unconsolidated subsidiary, offset by a reduction in assets purchased of $56,699, which included assets purchased by North Metro when it was included in the consolidated financial statements.

Net cash (used in) financing activities for the three months ended March 31, 2006 was $(504,689) compared to net cash provided by financing activities for the three months ended March 31, 2005 of $318,827, a difference of $823,516. The difference in financing activities was due primarily to $616,324 of contributions to North Metro by MTR-Harness, Inc., the other 50 percent owner of North Metro, during the first quarter of 2005. At that time, North Metro was a consolidated subsidiary of Southwest and those contributions were reported as cash provided by financing activities. North Metro, now an unconsolidated subsidiary, received capital contributions from MTR-Harness, Inc. of $155,000 in the first quarter of 2006. Because we no longer consolidate North Metro, these capital contributions are no longer reported as cash provided by financing activities. In addition, we made payments on short-term borrowings of $300,000 in the first three months of 2006 as compared to payments on short-term borrowings of $136,542 in the first three months of 2005.

Line of Credit.  On October 20, 2005, we established a $450,000 line of credit with Crown Bank of Minneapolis, Minnesota that replaced a $450,000 line of credit with Associated Bank of Minneapolis. The line of credit is due April 30, 2007 with a variable interest rate at one percent above prime but not less than 7.5% (currently 8.75%). At March 31, 2006, $146,292 had been drawn on the line of credit. Our three principal officers have guaranteed up to $300,000 of this line of credit.

Term Note. On October 20, 2005, the Company entered into a term loan to borrow $2.5 million. The interest rate is Prime +1%, not less than 7.5%, and the loan is due April 30, 2007. Currently the interest rate on this loan is 8.75%. The repayment period will be extended to May 31, 2008, if the Company achieves certain business goals. Twelve shareholders of the Company, including our three principal officers, guarantee the loan. The term note provided for interest only until April 1, 2006 at which time we began making principal payments of $208,333 per month plus interest.

Equipment Loan. On December 23, 2005, the Company negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our three casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 7.75% as of March 31, 2006. The outstanding balance as of March 31, 2006 was $443,683.

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

Significant Accounting Policies and Estimates:

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including, but not limited to, the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We cannot assure you that our actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis or Plan of Operation and Notes to Consolidated Financial Statements presented in the 2005 Financial Statements included in our Annual Report on Form 10-KSB.

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

•                  success of our customer tracking and customer loyalty programs;

•                  abnormal gaming holds;

•                  litigation outcomes and judicial actions, including gaming legislation, referenda and taxation;

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

•                  changes in laws (including increased tax rates), regulations or accounting standards, third-party relationships and approvals, and decisions of courts, regulators and governmental bodies; and

•                  acts of war or terrorist incidents.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

In reviewing this quarterly report on Form 10-QSB, you should carefully consider the matters concerning Southwest Casino Corporation described under the heading “Risk Factors” in the annual report on Form 10-KSB filed by the Corporation on March 31, 2006, which are incorporated in this document by reference.

Item 3.           Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation and the similar evaluation of our disclosure controls and procedures as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that as of those dates our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting described below. Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

We continue to design and implement improvements in our internal control over financial reporting to address the material weakness described above. Our management has determined that this material weakness is the result of the relatively small size of our accounting department. To address this issue, we intend to acquire additional accounting resources with the expertise needed to assist us in preparation of our financial statements, including addressing issues related to accounting for matters that are outside the ordinary course of our business. We have not determined at this time whether to hire additional accounting staff or engage outside advisors separate from our independent auditors to provide us with the needed assistance in preparing our financial statements.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

See Items 3 and 9 of our Annual Report on Form 10-KSB, filed March 31, 2006, for a description of our pending legal proceedings.

North Metro Harness Initiative, LLC, in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest, has intervened in litigation between an anti-gambling citizens group and the Minnesota Racing Commission. This litigation began on December 15, 2004 in the Second District Court, Ramsey County, Minnesota and alleges that members of the Minnesota Racing Commission violated Minnesota’s “open meeting” law while considering North Metro’s application for licenses to build and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota. In June 2005, the District Court issued a summary judgment order dismissing plaintiff’s claims and in favor of the Minnesota Racing Commission and North Metro. Plaintiffs subsequently appealed that decision to the Minnesota Court of Appeals. Final briefs in that appeal were submitted to the court in December 2005 and oral argument in that appeal was held on April 20, 2006.

In addition, on March 10, 2005, the anti-gambling group filed a petition with Minnesota Court of Appeals appealing the Minnesota Racing Commission’s grant of class A and class B licenses to North Metro to develop and operate the harness racetrack and card club. On March 28, 2006, the Appellate Court affirmed the decision of the Minnesota Racing Commission to grant licenses to North Metro. On April 27, 2006, the anti-gambling group filed a request for review of the appeals court decision with the Supreme Court of the State of Minnesota, which has discretion to determine whether or not to hear the case.

On February 15, 2006, Southwest entered into a Settlement and Release Agreement with MBC Global, LLC. Under the terms of the Settlement and Release Agreement, Southwest paid MBC $66,000 that Southwest had previously agreed was due under the terminated advisory services agreement and Southwest and MBC released each other from all claims raised in an arbitration proceeding initiated by MBC in September 2005. Southwest did not release MBC from any potential liability related to its actions on behalf of Southwest in its 2004 sale of convertible notes and corporate reorganization, and MBC did not release any rights to indemnification it may have under the terminated advisory agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal 2006, we did not issue any equity securities without registration under the Securities Act of 1933, except as described below:

On February 16, 2006, we issued 100,000 shares of common stock upon exercise of two outstanding warrants to purchase those shares at a price of $0.12 per share. The warrants were issued to unrelated third parties in connection with services they provided to the North Metro Harness Initiative racetrack project.

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

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2006	SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer and Secretary
(principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Financial Officer
(principal financial and accounting officer)