Form 10QSB
period 2006-06-30
SOUTHWEST CASINO CORP
filed 2006-08-14
CIK 1170848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period From                To

Commission file number 000-50572

SOUTHWEST CASINO CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	87-0686721
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2001 Killebrew Drive, Suite 350, Minneapolis, Minnesota 55425

(Address of principal executive offices)

(952) 853-9990

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  19,688,656 as of June 30, 2006.

Transitional Small Business Disclosure Format (check one):   YES ☐    NO ☒

SOUTHWEST CASINO CORPORATION

FORM 10-QSB
June 30, 2006

In this Form 10-QSB, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation and its consolidated subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOUTHWEST CASINO CORPORATION
Consolidated Balance Sheets (Unaudited)
June 30, 2006

2006

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,424,949
Accounts Receivable	74,223
Management Fees Receivable	535,430
Inventories	173,894
Prepaid Expenses	528,287
Total Current Assets	$2,736,783

PROPERTY AND EQUIPMENT
Leasehold Improvements	15,734,377
Furniture and Equipment	6,191,602
Accumulated Depreciation	(10,378,042)
Net Property and Equipment	$11,547,937

OTHER ASSETS
Intangible Assets	$607,269
Deposits	62,305
Investment in Unconsolidated Subsidiary	4,544,739
Deferred Tax Asset	204,810
Total Other Assets	$5,419,123

TOTAL ASSETS	$19,703,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$660,975
Accrued Expenses	699,590
Accrued Liabilities - Related Parties	122,467
Notes Payable	446,292
Current Portion of Long-Term Liabilities	2,814,014
Accrued Interest Payable	14,062
Total Current Liabilities	$4,757,400

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$7,952,975

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 shares authorized	$—
Common Stock, $.001 Par Value 50,000,000 Shares Authorized, 19,688,656 Shares Issued and Outstanding	19,689
Additional Paid-in Capital	17,158,604
Accumulated Deficit	(10,184,825)
Total Stockholders’ Equity	6,993,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,703,843

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION
Consolidated Statements of Operations (Unaudited)
For the Six Months Ended June 30, 2006 and 2005

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005

REVENUES
Casino	$3,869,351	$3,834,634	$7,370,686	$7,397,990
Food & Beverage/Hotel	142,792	107,408	258,056	201,529
Management and Consulting	1,391,195	1,188,447	3,093,813	2,212,905
Entertainment	6,125	6,685	6,125	6,685
Other	34,938	43,995	90,233	77,658
	5,444,401	5,181,169	10,818,913	9,896,767

EXPENSES
Casino	$2,819,353	$2,852,759	$5,728,524	$5,750,006
Food & Beverage/Hotel	353,655	345,046	706,534	704,976
Corporate Expense	687,321	706,458	1,312,296	1,397,864
Project Development Costs	81,115	196,896	177,483	515,545
Entertainment	34,749	41,726	49,580	52,599
Depreciation and Amortization	542,798	595,877	1,085,105	1,191,016
	4,518,991	4,738,762	9,059,522	9,612,006

INCOME FROM OPERATIONS	$925,410	$442,407	$1,759,391	$284,761

OTHER INCOME (EXPENSE)
Interest Income	$555	$1,316	$1,172	$4,061
Interest Expense	(262,177)	(236,410)	(584,523)	(522,678)
Loss on Disposition of Property and Equipment	—	(860)	—	(1,015)
	(261,622)	(235,954)	(583,351)	(519,632)
Income (loss) before income taxes, equity in earnings of unconsolidated subsidiaries and minority interest in in loss of consolidated subsidiary	663,788	206,453	1,176,040	(234,871)

Income taxes	(225,688)	—	(400,354)	—
Minority interest in loss of consolidated subsidiary	—	93,448	—	127,884
Loss of Unconsolidated Subsidiaries, Net of Tax Benefit	(60,523)	—	(100,465)	—

NET INCOME (LOSS)	$377,577	$299,901	$675,221	$(106,987)

Income (loss) per share - basic	$0.02	$0.02	$0.03	$(0.01)
Income (loss) per share - diluted	$0.02	$0.01	$0.03	$(0.01)
Weighted average common shares outstanding - basic	19,688,656	19,513,656	19,662,545	19,449,641
Weighted average common shares outstanding - diluted	20,845,522	22,039,489	20,703,397	19,449,641

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2006 and 2005

	2006	2005

Cash Flows from Operating Activities:
Net Income (Loss)	$675,221	$(106,987)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Minority Interest in Loss of Consolidated Subsidiary	—	(127,884)
Depreciation and Amortization	1,085,106	1,161,252
Amortization of loan costs	82,559	—
Loss on Disposition of Property and Equipment	—	348
Common Stock Issued for Non-Cash Compensation	93,788	10,875
Loss of Unconsolidated Subsidiaries	132,129	—
Write off of Land Option		249,778
Change in Current Assets and Liabilities,
(Increase) Decrease in Restricted Cash	2,656	49,541
(Increase) Decrease in Receivables	(68,617)	(240,254)
(Increase) Decrease in Inventories	(25,611)	14,823
(Increase) Decrease in Prepaid Expenses	71,084	(25,133)
(Increase) decrease in Deferred Tax Asset	368,190	—
Increase (Decrease) in Accounts Payable	(67,719)	86,734
Increase (Decrease) in Accrued Expenses	(376,648)	(336,685)
Increase (Decrease) in Accrued Interest Payable	(3,490)	(33,463)
Net Cash Provided By Operating Activities	$1,968,648	$702,945

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(152,089)	(356,039)
(Increase) Decrease in Deposits	14,000	(10,876)
Payment of Capitalized License	—	(194,244)
Investment in Unconsolidated Subsidiary	(378,501)	—
Net Cash Used In Investing Activities	$(516,590)	$(561,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances on Short-Term Notes Payable	$—	$(220,578)
Principal Payments on Long-Term Borrowings	(1,124,254)	(370,522)
Proceeds from Investors in Consolidated Subsidiary— Minority Interest	—	982,325
Proceeds from Issuance of Common Stock and Exercise of Warrants	12,000	49,000
Settlement of Convertible Subordinated Debentures	—	(25,000)
Payments for Liabilities owed to Related Parties	(110,000)	—
Net Cash Provided (Used) by Financing Activities	$(1,222,254)	$415,225

Net Increase in Cash and Cash Equivalents	229,804	557,011

CASH AND CASH EQUIVALENTS
Beginning of Period	1,195,145	750,556
End of Period	$1,424,949	$1,307,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$531,812	$495,529
Income Taxes Paid	$22,500	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Assets Acquired with Acounts Payable	$115,589	$72,201

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

NOTE 1—BASIS OF PRESENTATION

The unaudited consolidated financial statements of Southwest Casino Corporation, a Minnesota corporation (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting only of normal recurring adjustments. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation.  These reclassifications had no effect on net income.

NOTE 2—NEW MANAGEMENT CONTRACT

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

NOTE 3—STOCK OPTIONS AND AWARDS

Stock option plans:

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

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment , (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied certain provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.  SFAS 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted by SFAS 123, the Company measured compensation cost for options granted prior to January 1, 2006, in accordance

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, before January 1, 2006 no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of the change was to decrease net earnings for the three and six months ended June 30, 2006 by $66,080 and $85,411 and basic and diluted earnings per share by $0.003 and $0.004, respectively, as compared to what results for the period would have been had the intrinsic method been used. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized in the financial statements during the three and six months ended June 30, 2005.

Options are granted to employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have terms of 5 to 10 years from the grant date and granted options typically vest quarterly over a one to three year period.  The fair value of each option is amortized into compensation expense on the basis of the date vested to the term of grant.  We have estimated fair value of all stock options as of the date of grant applying the Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The key assumptions used in determining the fair value of options during the three and six months ended June 30, 2006 were:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected price volatility	112%	105% - 112%
Risk-free interest rate	5.05%	4.42% - 5.05%
Weighted average expected life in years	10 years	10 years
Dividend yield	0%	0%
Pre-vesting forfeiture rate	0%	0%
Weighted-average Fair value	$0.71	$0.61

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be zero in the three and six months ended June 30, 2006 based primarily on historical experience.  If pre-vesting forfeitures occur in the future, the Company will record the benefit related to those forfeitures as the forfeitures occur.  In the Company’s pro forma information required under SFAS 123(R) for the periods prior to March 31, 2006, the Company also accounted for forfeitures as they occurred.

Status of options during the six months ended June 30, 2006

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	1,775,000	$0.46
Granted (1)	725,000	$0.66
Forfeited/cancelled/expired	0
Exercised	0
Balance at June 30, 2006	2,500,000	$0.48

Options outstanding at June 30, 2006	2,500,000	$0.48	6.6 years	$675,000
Options exercisable at June 30, 2006	1,827,292	$0.64	5.5 years	$201,000

(1) - see Note 13

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Southwest Casino Corporation closing stock price of $0.75 on June 30, 2006, that the option holders would have received by had all option

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

holders exercised their options as of that date.  As of June 30, 2006, the Company’s unrecognized share-based compensation related to stock options was approximately $388,000.  This cost is expected to be expensed over a weighted average period of two and one-half years.

Consolidated pro forma information required under SFAS 123(R)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) during the three and six months ended June 30, 2005.  For the purpose of this pro forma disclosure, the value of the options is estimated using Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income (Loss) as Reported	$299,901	$(106,987)
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effect	15,147	68,435
Pro forma net income (loss)	$284,754	$(175,422

Income (loss) per share:
Basic — as reported	$0.02	$(0.01)
Basic — pro forma	$0.01	$(0.01)

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

NOTE 4—PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverages provided gratuitously to customers, which was $580,000 and $549,000 for the six months ended June 30, 2006 and 2005, respectively and was approximately $289,000 and $247,000 for the three months ended June 30, 2006 and 2005, respectively.

NOTE 5—INTANGIBLE ASSETS AND CASINO MANAGEMENT AGREEMENT

Intangible Assets, net of amortization consisted of the following at June 30:

2006
Casino management contract rights	$467,321
Loan costs — long-term obligations	139,948
Total	$607,269

Future amortization of management contract rights and loan costs are as follows:

Twelve Months Ended June 30,
2007	$607,269

The Company entered into an agreement with the Cheyenne and Arapaho Tribes of Oklahoma (CATO) for management of its casinos located in Oklahoma that was to expire on May 19, 2004. In exchange for extending the contract through May 19, 2007, the Company has transferred title to a tract of land to CATO.  The exchange took place in 2003 and the cost of the land is being amortized over the term of the management contract.

Loan costs in the amount of $251,276 were incurred in connection with a term loan of $2,500,000 from Crown Bank.  The loan costs will be amortized over the term of the loan.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

NOTE 6—NORTH METRO HARNESS INITIATIVE, LLC (“North Metro”)

The Company evaluated whether North Metro should be treated as a variable interest entity (“VIE”) subject to consolidation during the applicable reporting periods under Financial Accounting Standards Board Interpretation 46(R) — Consolidation of Variable Interest Entities (as amended). The Company determined that North Metro should be treated as a VIE and that North Metro should be consolidated within the Company’s financial statements for the six months ended June 30, 2005 for the following reason: The Company held 50% of North Metro’s voting rights but as of June 30, 2005, the Company had provided approximately 75% of North Metro’s financial support.  Because the Company would absorb financial losses of North Metro that were disproportionate to its 50 percent decision making power, the Company determined that North Metro was a VIE subject to consolidation for the period ended June 30, 2005

Due to contributions to capital made by MTR-Harness, Inc. (“MTR”) as of October 20, 2005, in accordance with the North Metro Member Control Agreement dated June 8, 2004, the Company no longer provides financial support in excess of its 50 percent decision making power. As of June 30, 2006, the Company has provided approximately 39 percent of the financial support, but still retains its 50 percent decision making power.  Therefore, since October 20, 2005, the Company has accounted for its investment in North Metro on the equity method.

For the three and six months ended June 30, 2006, the Company has recorded a loss from this unconsolidated subsidiary, net of tax benefit of  $60,524 and $100,465, respectively, as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
North Metro:
Revenues	$—	$—
Lobbying expenses	$44,000	$78,000
License fees — Minnesota Racing Commission	63,506	126,791
Other expenses	53,232	59,468
Total expenses	$160,738	$264,259
Net (loss)	$(160,738)	$(264,259)

Southwest Casino Corporation:
50% share of net (loss)	(80,369)	(132,130)
Net tax benefit	19,846	31,664
(Loss) of unconsolidated subsidiary net of tax benefit	$(60,523)	$(100,465)

For the three and six months ended June 30, 2005, the Company consolidated the results of operations of North Metro, recording development expenses of $186,896 and $255,767 net of minority interest in the loss from consolidated subsidiary of $93,448 and $127,884.

NOTE 7—LINE OF CREDIT

On October 20, 2005, the Company entered into an agreement to borrow up to $450,000 under a revolving line of credit due April 30, 2007. The interest rate is Prime +1%, and not less than 7.5%.  Currently the interest rate is 9.25%. At June 30, 2006, $3,708 was available to borrow.  The loan is guaranteed to the extent of $300,000 by three principal officers of the Company.  The line of credit is included in notes payable on the accompanying balance sheet.

NOTE 8—EARNINGS (LOSS) PER SHARE

For all periods, basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted-average number of common shares outstanding.  Diluted earnings per share for the three and six months ended June 30, 2006 and the three months ended June 30, 2005, reflect the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. The effects of stock options and warrants have not been included in diluted loss per share for the six months ended June 30, 2005 as the effect would have been anti-dilutive as a result of losses.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

The following is a reconciliation of basic and diluted earnings per share:

Three months ended June 30, 2006:

	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings per Share
Basic Earnings per Share	$377,577	19,688,656	$0.02
Effect of Dilutive Securities:
Outstanding Options and Warrants		1,156,866
	$377,577	20,845,522	$0.02

Three months ended June 30, 2005:

	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings per Share
Basic Earnings per Share	$299,901	19,513,656	$0.02
Effect of Dilutive Securities:
Outstanding Options and Warrants		2,525,833
	$299,901	22,039,489	$0.01

Six months ended June 30, 2006:

	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings per Share
Basic Earnings per Share	$675,221	19,662,545	$0.03
Effect of Dilutive Securities:
Outstanding Options and Warrants		1,040,852
	$675,221	20,703,397	$0.03

NOTE 9—INCOME TAXES

Management evaluated its probable ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate during the three and six months ended June 30, 2005 based upon prior years net losses.   As a result of this evaluation a tax benefit during the six months ended June 30, 2005 was not recognized.  At December 31, 2003, the Company established a deferred tax asset relating to net operating losses.  Management evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses would be utilized in 2006 based upon forecasted income for the Company in 2006.  During the three and six months ended June 30, 2006, the Company has recorded a tax provision and utilized a portion of the deferred tax asset.  As of June 30, 2006, the Company’s deferred tax asset is $204,810.

NOTE 10—RELATED PARTY TRANSACTIONS

At its meeting on April 26, 2006, the independent members of the Company’s Board of Directors approved one-time payments to James Druck, CEO, Thomas Fox, President and CFO, and Jeffrey Halpern, Vice President of Government Affairs, as partial repayments of the Company’s outstanding liabilities for their unpaid salaries from prior years.  The Board approved payments of $50,000 to Mr. Druck and Mr. Halpern and $10,000 to Mr. Fox.  The Company made these payments to Mr. Halpern on April 28, 2006 and Mr. Druck and Mr. Fox on May 15, 2006.  As of June 30, 2006, the remaining balance outstanding is $122,467.

NOTE 11—PROJECT DEVELOPMENT COSTS

The Company continues to pursue additional gaming opportunities and as a result continues to incur project development expenses.  For the three and six months ended June 30, 2006, development expenses were $81,115 and $177,483.  For the three and six months ended June 30, 2005, development expenses were $196,896 and $515,545.  Included in the six month ended June 30, 2005 amount is a $249,778 write off of an option to acquire the Gold Rush real estate, which expired unexercised on February 28, 2005.   In addition, the Company included development expenses incurred by North Metro Harness Initiative, LLC, in the Company’s consolidated financial statements for the three and six months ended June 30, 2005. See Note 6.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

NOTE 12—SEGMENT INFORMATION

Segment information related to the three months ended June 30, 2006 follows:

	Casino Operations	Casino Management	Casino Development	Reconciling Items(2)	Total

Revenues	$4,053,206	$1,391,195	$—	$—	$5,444,401
Segmented profit (loss) before income taxes	264,662	480,241	(161,484)	80,369	663,788
Segmented assets	13,448,251	1,700,698	4,554,894	—	19,703,843

Segment information related to the three months ended June 30, 2005 follows:

	Casino Operations	Casino Management	Casino Development	Reconciling Items(1)	Total

Revenues	$3,992,722	$1,188,447	$—	$—	$5,181,169
Segmented profit (loss) before income taxes	71,576	321,773	(186,896)	93,448	299,901
Segmented assets	15,080,286	2,588,114	2,920,171	—	20,588,571

Segment information related to the six months ended June 30, 2006 follows:

	Casino Operations	Casino Management	Casino Development	Reconciling Items(2)	Total

Revenues	$7,725,100	$3,093,813	$—	$—	$10,818,913
Segmented profit (loss) before income taxes	26,905	1,326,618	(309,613)	132,130	1,176,040
Segmented assets	13,448,251	1,700,698	4,554,894	—	19,703,843

Segment information related to the six months ended June 30, 2005 follows:

	Casino Operations	Casino Management	Casino Development	Reconciling Items(1)	Total

Revenues	$7,683,862	$2,212,905	$—	$—	$9,896,767
Segmented profit (loss) before income taxes	(233,668)	254,565	(255,767)	127,884	(106,987)
Segmented assets	15,080,286	2,588,114	2,920,171	—	20,588,571

(1)             Reconciling item is loss in subsidiary allocated to minority interest.

(2)             Reconciling item is the loss of unconsolidated subsidiary before income taxes.

NOTE 13—BOARD OF DIRECTORS

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

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

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

NOTE 14—COMMITMENTS AND CONTINGENCIES
Management Agreement:

As discussed in Note 5, the Company has an agreement with the Cheyenne and Arapaho Tribes of Oklahoma (CATO) for management of CATO’s casinos located in Oklahoma that will expire on May 19, 2007.  The management fees received from this contract are significant to the Company’s cash flow from operations.  The Company is currently negotiating a continuation of the Company’s management relationship with CATO.  However, if the Company is unsuccessful in extending this contract it will have a material adverse impact on the Company’s cash flow from operations.

North Metro Harness Initiative, LLC (“North Metro”) commitments:

North Metro, in which the Company owns a 50 percent membership interest, has entered into agreements to monitor legislation and perform lobbying activities related to its racetrack and card room development. These agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement. North Metro pays the monthly commitments of approximately $20,000 per month during the Minnesota legislative session and approximately $8,000 outside of the Minnesota legislative session.

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

Legal Proceeding

North Metro:

In January 2005, the Minnesota Racing Commission voted to grant class A and B licenses to own and operate a harness racetrack and card room to North Metro Harness Initiative, LLC, in which the Company owns a 50% membership interest.  These licenses permit North Metro to develop and run a harness racetrack and a 50-table card room in Columbus Township, Anoka County, Minnesota.  North Metro intervened in litigation brought by an anti-gambling citizens group against the Minnesota Racing Commission in an attempt to invalidate those licenses.  This litigation began in Ramsey County, Minnesota District Court in December 2004.  The anti-gambling group alleged that members of the Minnesota Racing Commission violated Minnesota’s “open meeting” law while considering North Metro’s application for licenses to build and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota.  In June 2005, the District Court issued a summary judgment order dismissing plaintiff’s claims and in favor of the Minnesota Racing Commission and North Metro.  On June 6, 2006 the Minnesota Court of Appeals affirmed the decision of the District Court to dismiss the case.  The plaintiffs did not file a timely request for review with the Minnesota Supreme Court, concluding this lawsuit.

In addition, on March 10, 2005, the anti-gambling group filed a petition with Minnesota Court of Appeals challenging the Minnesota Racing Commission’s grant of class A and class B licenses to North Metro.  On March 28, 2006, the Appellate Court affirmed the decision of the Minnesota Racing Commission to grant licenses to North Metro.  On June 20, 2006, the Supreme Court of the State of Minnesota issued an order denying further review of that decision.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Other:

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, “Southwest”, the “Company”, “we”, “our” and “us”) for the three and six months ended June 30, 2006 and 2005.

Summary of Consolidated Operating Results:

For the quarter ended June 30, 2006, Southwest had net earnings of $377,577 on revenue of $5,444,401 compared to net earnings of $299,901 on revenue of $5,181,169 for the same period in 2005.  This amounts to earnings of $0.02 per outstanding share ($0.02 per share on a fully-diluted basis) during the second quarter of 2006, as compared to earnings of $0.02 per outstanding share ($0.01 per share on a fully-diluted basis) during the second quarter of 2005.

For the six months ended June 30, 2006, Southwest had net earnings of $675,221 on revenue of $10,818,913 compared to a net loss of $106,987 on revenue of $9,896,767 for the same period during 2005.  This amounts to earnings of $0.03 per outstanding share ($0.03 per share on fully-diluted basis) in the first six months of 2006, as compared to a loss of $0.01 per outstanding share during the first six months of 2005.

 We attribute our improvement in operating results during 2006 primarily to the increased management fees generated at the casinos we manage for the Cheyenne and Arapaho Tribes of Oklahoma and the absence in 2006 of an approximately $250,000 expense related to the expiration during the first quarter of 2005 of an option to acquire the real property that houses our Gold Rush and Gold Digger’s casinos in Cripple Creek, Colorado.

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

We continually evaluate other management, consulting, development and acquisition opportunities related to gaming that have the potential to generate new revenue streams for us.  New opportunities we are pursuing include:

•                  In January 2005, the Minnesota Racing Commission voted to grant class A and B licenses to own and operate a harness racetrack and card room to North Metro Harness Initiative, LLC, in which we own a 50% membership interest.  These licenses permit North Metro to develop and run a harness racetrack and a 50-table card room in Columbus Township, Anoka County, Minnesota.  An anti-gambling citizens group brought two lawsuits against the Minnesota Racing Commission challenging the validity of those licenses.  On June 6, 2006 the Minnesota Court of Appeals affirmed a District Court decision to dismiss the first case and the plaintiffs did not file a timely request for review of that decision with the Minnesota Supreme Court. In the second case, an Appellate Court affirmed the decision of the Minnesota Racing Commission to grant licenses to North Metro on March 28, 2006 and the Supreme Court issued an order denying further review of that decision on June 20, 2006.

As a result of the conclusion of both of these lawsuits, we are now actively engaged in pre-construction activities and arranging construction financing for the project.

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

Casino Management:	Casino Operations:
Lucky Star — Concho	Gold Rush/ Gold Digger’s Casinos
Lucky Star — Clinton	Uncle Sam’s Casino

Casino Management:

Southwest Casino and Hotel Corp. manages two casinos for the Cheyenne and Arapaho Tribes of Oklahoma under the Third Amended and Restated Gaming Management Agreement dated June 16, 1995.  This Agreement has been extended twice and currently expires on May 19, 2007.  Southwest is seeking a continuation of this relationship beyond May 19, 2007, but is uncertain whether we will continue to manage these casinos after that date.  If this relationship is not extended, the Company will lose this revenue source in May 2007, which would have a material adverse effect on our operating results.

Lucky Star - Concho

We earned management fees of $841,848 and $771,607 from Lucky Star - Concho during the three months ended June 30, 2006 and 2005, respectively, an increase of 9.1%.   We earned management fees of $1,912,603 and $1,355,036 from Lucky Star - Concho during the six months ended June 30, 2006 and 2005, respectively, an increase of 41.2%.   The dramatic increase in management fees is the direct result of the Tribes signing a gaming compact with the state of Oklahoma in April 2005 and the subsequent addition and effective management of the new gaming opportunities permitted under that compact.  The compact allows Lucky Star — Concho to offer its patrons card games and poker, as well as certain Class III electronic games permitted under the compact, all of which have resulted in a significant increase in revenue.  We anticipate continued increased management fees in the third quarter of 2006, as compared to the same period in 2005, as we continue to refine the electronic game mix on the floor and we improve offerings to the poker and card room players.  This may be offset by anticipated greater competition from other tribal gaming operations closer to Oklahoma City and from Remington Park, a racetrack in Oklahoma City that began offering electronic gaming near the end of 2005.

Lucky Star - Clinton

We earned management fees of $549,347 and $416,840 from Lucky Star - Clinton during the three months ended June 30, 2006 and 2005, respectively, an increase of 31.8%.   We earned management fees of $1,181,210 and $857,869 from Lucky Star - Clinton during the six months ended June 30, 2006 and 2005, respectively, an increase of 37.7%.  The increase in management fees is the result of an improved mix of games on the floor, including the introduction of slim line cabinets which allowed us to put additional gaming machines in the same amount of space, and the successful renegotiation of machine vendor fees on a number of our more popular electronic games.  While Lucky Star — Clinton is at capacity in terms of how many gaming machines and customers the facility can accommodate, especially on weekends, we continue to anticipate increases in revenues during the third quarter of 2006 over the comparable period in the prior year.

Other Matters

On March 4, 2006, the Tribes rescinded their prior approval of an amendment to the Gaming Management Agreement under which we were to assist them in developing an additional gaming facility at Canton Lakes, Oklahoma.  This amendment had been submitted to the NIGC for approval in September 2003, but that approval had not been received.

In conjunction with seeking a continued gaming management relationship with the Tribes beyond May 2007, we are also discussing with the Tribes the possibilities of expanding both the Concho and Clinton facilities.

Casino operations:

Gold Rush/Gold Digger’s Casino Results

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Percentage Increase (Decrease)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Percentage Increase (Decrease)
Casino revenues	$3,605,416	$3,593,365	0.4%	$6,898,879	$6,926,469	(0.4)%
Total revenues	3,783,360	3,740,333	1.2%	7,246,144	7,200,612	0.6%
EBITDA	988,527	954,306	3.6%	1,538,115	1,542,055	(0.3)%
Operating margin	26.1%	25.5%		21.2%	21.4%

Gold Rush/Gold Digger’s recorded slightly lower revenues for the six months ended June 30, 2006 as compared to the same period in the prior year, primarily as a result of bad weather on key weekends in February 2006 .  Because Cripple Creek, Colorado sits high in the Rocky Mountains and draws the majority of its business from cities and towns at lower elevations, weekend snowstorms discourage many patrons from driving the mountain pass to our casinos.  This has a significant impact on our operating results, particularly in the first and fourth quarter of the year.  The snowy weekend weather in February 2006 caused a decrease in revenues for the entire Cripple Creek market as compared to February 2005.  We also continued to experience higher operating expenses in the first quarter due to increased costs associated with our player tracking and slot accounting system, which had not been approved by the Colorado Division of Gaming and, therefore, required additional manpower to meet reporting requirements.  In April 2006 we completed testing and self-approval of the new system in accordance with Colorado Division of Gaming procedures. As a result of being able to utilize the automated slot accounting system, we reduced operating expenses and improved customer service during the second quarter of 2006.

Uncle Sam’s Casino Results:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Percentage Increase (Decrease)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Percentage Increase (Decrease)
Casino revenues	$263,935	$241,269	9.4%	$471,807	$471,521	0.1%
Total revenues	263,332	242,265	8.7%	472,442	473,126	(0.1)%
EBITDA	(100,813)	(168,386)	40.1%	(240,557)	(322,171)	25.3%
Operating margin	(38.3)%	(69.5)%		(50.9)%	(68.1)%

Uncle Sam’s Casino is a facility with only 65 slot machines that serves primarily the local residents market in Cripple Creek.  The local resident market is the most vulnerable to increased competition.  Since the third quarter of 2004, when a new casino that also caters to the local residents opened for business, we saw a steady decline in revenues quarter over quarter at this facility until the second quarter of fiscal 2006, when we saw an increase of approximately 9%.  We completed the testing and self-approval of our automated slot accounting system in April and this has allowed us to reduce operating expenses and improve client service.

Project Development Costs:

Project development costs for the three and six months ended June 30, 2006 were $81,115 and $177,483 as compared to $196,896 and $515,145 for the three and six months ended June 30, 2005.  Our operating results for the six months ended June 30, 2005 included a $249,778 write off of an option to acquire the Gold Rush/Gold Diggers real estate, which expired unexercised on February 28, 2005.  In addition, for the three and six months ended June 30, 2005, the Company consolidated the results of operations of North Metro, recording development expenses of $186,896 and $255,767 net of minority interest in the loss from consolidated subsidiary of $93,448 and $127,884.  North Metro is no longer consolidated in our financial statements.  See Note 6 to our consolidated financial statements.

In the first six months of 2006, we continued to pursue other gaming opportunities.  The pursuit of these new initiatives has resulted in signing a five-year management contract with the Otoe-Missouria Tribe of Oklahoma.  We have submitted the agreement to the National Indian Gaming Commission for approval.  We cannot begin to perform work under this contract until it is approved.  At this time, we cannot predict when this contract may be approved.

In February 2006, we formed a new subsidiary to pursue opportunities in the charitable gaming market, Southwest Charitable Enterprise, LLC.  Since inception of operations, this entity has incurred approximately $51,000 in expenses through June 30, 2006, which are included in project development costs.

Corporate expenses were $687,321 and $706,458 during the three months ended June 30, 2006 and 2005, respectively a decrease of $19,137.  Corporate expenses were $1,312,296 and $1,397,864 during the six months ended June 30, 2006 and 2005, respectively, a decrease of $85,568.  The decrease in corporate expenses during the three and six months ended June 30, 2006 over the comparable period in 2005 is primarily due to the elimination of advisory fees and legal fees associated with the settlement of a contract dispute in the prior year.  We incurred advisory fees of $10,035 and $54,169 during the three and six months ended June 30, 2006.  We also incurred legal fees in connection with settling this contract of approximately $37,000 during the three and six months ended June 30, 2006.  The contract was terminated in April 2005.

Interest Expense increased 10.9% and 11.8% during the three and six months ended June 30, 2006 when compared to the same period in 2005 as a result of interest incurred in connection with the $2,500,000 loan we secured in order to meet our obligations to fund capital contributions to North Metro Harness Initiative, LLC.

Minority interest in loss of consolidated subsidiary and loss of unconsolidated subsidiary, net of tax benefit represents our partner’s share of the losses during the three and six months ended June 30, 2005 and our share of the losses during the three and six months ended June 30, 2006.  During the three and six months ended June 30, 2005 the results of North Metro were consolidated with our financial statements; however on October 20, 2005 North Metro became an unconsolidated subsidiary.  See Note 6 to our consolidated financial statements for our evaluation of the financial reporting for our 50% interest in North Metro.

Effective tax rate for the three and six months ended June 30, 2006 was 34%.  We did not record a tax benefit for the losses during the six months ended June 30, 2005, primarily due to the valuation allowance for deferred tax assets and lack of certainty that net operating loss carryforwards available to offset future income would not be limited under Section 382 of the Internal Revenue Code of 1986.

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

Our cash flows from operations will be sufficient to meet our normal operating and debt repayment requirements during the next twelve months.  However, North Metro will need additional debt financing to fund the development of the racetrack and card room in Minnesota.

We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria. If we complete a material acquisition or investment, our operating results and financial condition could change significantly in future periods.  In addition, any new opportunity would in all likelihood require new equity or debt financing.

Net cash provided by operating activities during the six months ended June 30, 2006 was $1,968,648 compared to $702,945 during the same period in the prior year, an increase of $1,265,703.  The increase between periods is primarily due to an increase in management fees of $829,653 as well as a decrease in corporate expenses and project development costs of $225,107, net of the write-off of an option to purchase the real estate at Gold Rush, which expired unexercised in February 2005, of $249,778.  The remaining increase in net cash provided by operations is due to improved results at our casino operations in Cripple Creek, Colorado.

Net cash used in investing activities for the first six months of 2006 was $516,590 compared to net cash used in investing activities of $561,159 during the first six months of 2005, a decrease of $44,569.  The decrease in use of cash between the periods was due primarily to an increase in purchases of property and equipment of approximately $60,000 offset by a decrease in our investment in North Metro of approximately $83,000.  North Metro was consolidated in the prior year and is unconsolidated in the current year.  See Note 6 to our consolidated financial statements.

Net cash (used in) financing activities for the six months ended June 30, 2006 was $(1,222,254) compared to net cash provided by financing activities for the six months ended June 30, 2005 of $415,225.  During the six months ended June 30, 2006 we made payments of $1,124,254 on long-term borrowings.  During the six months ended June 30, 2005 we made payments on long-term borrowings and notes payable of $591,100 which were offset by funding of $982,325 from our minority partner in NMHI.  At that time, North Metro was a consolidated subsidiary of Southwest and those contributions were reported as cash provided by financing activities.  The increase in payments on long-term obligations during 2006 is primarily related to our $2.5 million term note entered into in October 2005.  During 2006 we also paid $110,000 to three officers related to unpaid compensation from prior periods.

Line of Credit.   On October 20, 2005, we established a $450,000 line of credit with Crown Bank of Minneapolis, Minnesota that replaced a $450,000 line of credit with Associated Bank of Minneapolis.  The line of credit is due April 30, 2007 with a variable interest rate at one percent above prime but not less than 7.5% (9.25% at June 30, 2006).  As of June 30, 2006, the outstanding balance was $446,292.  Our three principal officers have guaranteed up to $300,000 of this line of credit.

Term Note.  On October 20, 2005, the Company entered into a term loan to borrow $2.5 million. The loan is due April 30, 2007 with a variable interest rate at one percent above prime but not less than 7.5% (9.25% at June 30, 2006). The repayment period will be extended to May 31, 2008, if the Company achieves certain business goals. Twelve shareholders of the Company, including our three principal officers and a member of our board of directors, guarantee the loan. The term note provided for interest only until April 1, 2006 at which time we began making principal payments of $208,333 per month plus interest.

Equipment Loan.  On December 23, 2005, the Company negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our three casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 8.25% as of June 30, 2006.  The outstanding balance as of June 30, 2006 was $412,374.

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

Significant Accounting Policies and Estimates:

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States.  Certain of our accounting policies, including, but not limited to, the estimated lives assigned to our assets, the determination of bad debt, asset impairment, and income taxes, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  We cannot assure you that our actual results will not differ from our estimates.  For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis or Plan of Operation and Notes to Consolidated Financial Statements presented in the 2005 Financial Statements included in our Annual Report on Form 10-KSB.

Share-Based Compensation Expense:

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires us to measure and recognize compensation expense for all share-based payment awards made to employees and directors, including employee and director stock options and employee and director stock purchases, based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We apply certain provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that we ultimately expect to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. SFAS 123(R) supersedes our previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted by SFAS 123, we measured compensation cost for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our unaudited consolidated statement of operations for the three and six months ended June 30, 2006 was $66,080 and $85,411 and included both compensation expense for share-based payment awards granted before, but not vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted after January 1, 2006. There was no share-based compensation expense related to employee and director stock options and employee and director stock purchases recognized during the three and six months ended June 30, 2005

Upon adoption of SFAS 123(R), we also continued the use of the Black-Scholes option pricing method that we had used to establish fair value of options granted before January 1, 2006. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. We may make a one-time election to adopt the transition method described in FSP 123R-3 before the end of our fiscal year ending December 31, 2006. We are currently evaluating the available transition alternatives of FSP 123R-3.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

•                  the continuation or extension of management contracts with our Tribal partners;

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006.  Based on that evaluation and the similar evaluations of our disclosure controls and procedures as of December 31, 2005 and March 31, 2005, our principal executive officer and principal financial officer concluded that as of those dates our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting described below.  Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management, including our principal executive officer and principal financial officer, believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Our management determined that this material weakness resulted from the relatively small size of our accounting department.  To address this issue, we have hired a new Chief Financial Officer, Ms. Tracie Wilson, who began working for us in June.  Ms. Wilson is a Certified Public Accountant with experience in public company financial reporting.  Ms. Wilson provides us with additional expertise in preparation of our financial statements, including issues related to accounting for matters that are outside the ordinary course of our business.  We believe the addition of Ms. Wilson will eliminate the material weakness in our internal control over financial reporting that was previously identified by our independent auditors.  However, because Ms. Wilson joined Southwest late in the second quarter, our management was unable to fully evaluate the impact of Ms. Wilson’s work on the effectiveness of our disclosure controls and procedures over the full reporting period.

Changes in Internal Controls over Financial Reporting

On June 7, 2006, we hired Tracie Wilson as our Chief Financial Officer.  As Chief Financial Officer, Ms. Wilson has responsibility for our financial reporting and internal controls.  In connection with the hiring of Ms. Wilson, Thomas Fox resigned as Chief Financial Officer and continues with Southwest as President and Chief Operating Officer.  Mr. Fox retains primary responsibility for financial reporting and supervisory authority over Ms. Wilson, our financial reporting, and our disclosure controls and procedures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Items 3 and 9 of our Annual Report on Form 10-KSB, filed March 31, 2006, for a description of our pending legal proceedings.

North Metro Harness Initiative, LLC, in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest, intervened in litigation between an anti-gambling citizens group and the Minnesota Racing Commission.  This litigation began in Ramsey County, Minnesota District Court in December 2004.  The anti-gambling group alleged that members of the Minnesota Racing Commission violated Minnesota’s “open meeting” law while considering North Metro’s application for licenses to build and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota.  In June 2005, the District Court issued a summary judgment order dismissing plaintiff’s claims and in favor of the Minnesota Racing Commission and North Metro.  On June 6, 2006 the Minnesota Court of Appeals affirmed the decision of the District Court to dismiss the case.  The plaintiffs did not file a timely request for with the Minnesota Supreme Court, ending this litigation.

In addition, on March 10, 2005, the anti-gambling group filed a petition with Minnesota Court of Appeals challenging the Minnesota Racing Commission’s grant of class A and class B licenses to North Metro to develop and operate the harness racetrack and card club.  On March 28, 2006, the Appellate Court affirmed the decision of the Minnesota Racing Commission to grant licenses to North Metro.  On June 20, 2006, the Supreme Court of the State of Minnesota issued an order denying further review of that decision.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders at our corporate offices on June 29, 2006. At that meeting our shareholders elected five directors, all of whom had previously served as Southwest directors and confirmed the selection of Eide Bailly LLP as our independent registered public accounting firm and auditors for the fiscal year ending December 31, 2006.  The votes on each of these matters were as follows:

Election of Directors:

	For	Against	Abstain	Broker Non-vote
David H. Abramson	12,037,927	81,549	0	0
Gus A. Chafoulias	12,037,927	81,549	0	0
James B. Druck	12,037,927	81,549	0	0
Jim Holmes	12,037,927	81,549	0	0
Gregg P. Schatzman	12,037,927	81,549	0	0

Proposal #2, to confirm the selection of Eide Bailly LLP as public accountants and independent auditors for the fiscal year ending December 31, 2006.

For	Against	Abstain	Broker Non-vote
11,512,959	125	606,392	0

Item 6.  Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to SEC Rule 13a-14
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Employment Agreement between Southwest and Tracie L. Wilson dated June 29, 2006.
10.2	Stock Option Agreement between Southwest and Tracie L. Wilson dated June 29, 2006

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2006	SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer
(principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Operating Officer
(principal financial and accounting officer)