Form 10QSB
period 2006-09-30
SOUTHWEST CASINO CORP
filed 2006-11-14
CIK 1170848

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number:	3235-0416
Washington, D.C. 20549	Expires:	March 31, 2007
Estimated average burden
	hours per response . . . . . . . .	182
FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☐   NO ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,688,656 as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): YES ☐   NO ☒

SOUTHWEST CASINO CORPORATION

FORM 10-QSB
September 30, 2006

TABLE OF CONTENTS

Description

In this Form 10-QSB, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation and its consolidated subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHWEST CASINO CORPORATION
Consolidated Balance Sheets (Unaudited)
September 30, 2006

ASSETS
2006
CURRENT ASSETS
Cash and Cash Equivalents	$1,755,381
Accounts Receivable	60,157
Management Fees Receivable	575,039
Inventories	183,363
Prepaid Expenses	573,657
Total Current Assets	$3,147,597

PROPERTY AND EQUIPMENT
Leasehold Improvements	15,734,877
Furniture and Equipment	6,060,901
Accumulated Depreciation	(10,573,462)
Net Property and Equipment	$11,222,316

OTHER ASSETS
Intangible Assets	$438,646
Deposits	62,305
Investment in Unconsolidated Subsidiary	4,640,895
Deferred Tax Asset	—
Total Other Assets	$5,141,846

TOTAL ASSETS	$19,511,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$404,066
Accrued Expenses	1,021,202
Accrued Liabilities - Related Parties	122,467
Notes Payable	446,292
Current Portion of Long-Term Liabilities	2,207,737
Accrued Interest Payable	9,635
Total Current Liabilities	$4,211,399

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$7,706,615

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 Shares Authorized	$—
Common Stock, $.001 Par Value 50,000,000 Shares Authorized, 19,688,656 Shares Issued and Outstanding	19,689
Additional Paid-in Capital	17,198,898
Accumulated Deficit	(9,624,842)
Total Stockholders’ Equity	7,593,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,511,759

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION
Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005

REVENUES
Casino	$4,216,390	$4,138,250	$11,587,076	$11,536,240
Food & Beverage/Hotel	194,496	148,277	452,552	349,806
Management and Consulting	1,468,192	1,427,880	4,562,005	3,640,785
Entertainment	11,304	11,807	17,429	18,492
Other	39,062	75,198	129,295	152,856
	5,929,444	5,801,412	16,748,357	15,698,179

EXPENSES
Casino	$3,022,993	$2,934,007	$8,751,517	$8,684,013
Food & Beverage/Hotel	385,210	402,570	1,091,744	1,107,546
Corporate Expense	741,101	552,419	2,053,397	1,950,283
Project Development Costs	47,642	138,194	225,125	653,739
Entertainment	53,069	82,263	102,649	134,862
Depreciation and Amortization	542,728	584,417	1,627,833	1,775,433
	4,792,743	4,693,870	13,852,265	14,305,876

INCOME FROM OPERATIONS	$1,136,701	$1,107,542	$2,896,092	$1,392,303

OTHER INCOME (EXPENSE)
Interest Income	$762	$1,412	$1,934	$5,473
Interest Expense	(307,699)	(228,389)	(892,222)	(751,067)
Loss on Disposition of Property and Equipment	(11,126)	(41,465)	(11,126)	(42,480)
	(318,063)	(268,442)	(901,414)	(788,074)
Income(loss) before income taxes, equity in earnings of unconsolidated subsidiaries and minority interest in in loss of consolidated subsidiary	818,638	839,100	1,994,678	604,229

Income taxes	(214,988)	—	(615,342)	—
Minority interest in loss of consolidated subsidiary	—	62,096	—	189,980
Loss of Unconsolidated Subsidiaries, Net of Tax Benefit	(43,667)	—	(144,132)	—

NET INCOME (LOSS)	$559,983	$901,196	$1,235,204	$794,209

Income (loss) per share - basic	$0.03	$0.05	$0.06	$0.04
Income (loss) per share - diluted	$0.03	$0.04	$0.06	$0.04
Weighted average common shares outstanding - basic	19,688,656	19,400,884	19,671,249	19,471,448
Weighted average common shares outstanding - diluted	20,664,715	21,898,384	20,690,557	22,186,531

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005

Cash Flows from Operating Activities:
Net Income (Loss)	$1,235,204	$794,209
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Minority Interest in Loss of Consolidated Subsidiary	—	(189,980)
Depreciation and Amortization	1,627,833	1,775,433
Amortization of Loan Costs	123,730	—
Loss on Disposition of Property and Equipment	11,126	43,374
Common Stock Issued for Non-Cash Compensation	134,082	15,875
Loss of Unconsolidated Subsidiaries	185,974	—
Write-off of Land Option		249,778
Change in Current Assets and Liabilities, (Increase) Decrease in Restricted Cash	2,656	48,881
(Increase) Decrease in Receivables	(66,402)	(222,757)
(Increase) Decrease in Inventories	(35,080)	4,689
(Increase) Decrease in Prepaid Expenses	25,714	(16,646)
(Increase) Decrease in Deferred Tax Asset	573,000	—
Increase (Decrease) in Accounts Payable	(276,721)	(916,743)
Increase (Decrease) in Accrued Expenses	(55,036)	(81,723)
Increase (Decrease) in Accrued Interest Payable	(7,917)	(33,463)
Net Cash Provided By Operating Activities	$3,478,163	$1,470,927

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(328,534)	(610,937)
(Increase) Decrease in Deposits	14,000	(1,126)
Payment of Capitalized License	—	(189,179)
Investment in Unconsolidated subsidiary	(528,502)	—
Net Cash Used In Investing Activities	$(843,036)	$(801,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Advances on Short-Term Notes Payable	$—	$(346,949)
Principal Payments on Long-Term Borrowings	(1,976,891)	(571,090)
Proceeds from Investors in Consolidated - Minority Interest	—	1,140,325
Proceeds from Issuance of Common Stock and Exercise of Warrants	12,000	49,000
Settlement of Convertible Subordinated Debentures	—	(25,000)
Payments for Liabilities Owed to Related Parties	(110,000)	—
Net Cash Provided (Used) by Financing Activities	$(2,074,891)	$246,286

Net Increase in Cash and Cash Equivalents	560,236	915,971

CASH AND CASH EQUIVALENTS
Beginning of Period	1,195,145	750,556
End of Period	$1,755,381	$1,666,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$773,683	$679,305
Income Taxes Paid	$22,506	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants Issued in Exchange for Services	$—	$15,875
Capital Assets Acquired with Acounts Payable	$68,081	$101,225

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

NOTE 1 — BASIS OF PRESENTATION

The unaudited consolidated financial statements of Southwest Casino Corporation, a Nevada corporation (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

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

NOTE 2 —NEW MANAGEMENT CONTRACT

On March 24, 2006, Southwest entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians. Under the terms of the Gaming Management Agreement, Southwest will have exclusive management responsibility for the Tribe’s Seven Clans Paradise Casino near Ponca City, Oklahoma. Southwest will receive management fees equal to 20 percent of the net revenue from gaming and non-gaming activity at the facility. The management agreement runs for 5 years beginning on the first day that Southwest begins management of the facility.

This agreement must be approved by the National Indian Gaming Commission (“NIGC”) before it becomes effective. Currently, the NIGC is performing a background investigation of the Company, its executive officers, directors, and shareholders as part of its contract approval process. In addition, the NIGC has reviewed the agreement and provided comments on it to Southwest and the Tribe on two occasions. The Tribe has not responded to the second set of comments. At this time, the Company cannot predict how long the background investigation may take to complete, the total costs related to the background investigation and approval process to be paid by the Company, if or when the Tribe will respond to the NIGC comments, and if or when NIGC approval of the agreement may be received.

NOTE 3 — STOCK OPTIONS AND AWARDS

Stock option plans:

On July 15, 2004, Southwest Casino and Hotel Corp. shareholders approved the Southwest Casino and Hotel Corp. 2004 Stock Incentive Plan that had been adopted by the company’s Board of Directors effective June 1, 2004. Under the terms of the reorganization completed July 22, 2004, Southwest Casino Corporation assumed the rights and obligations of Southwest Casino and Hotel Corp. under this plan. The plan permits Southwest Casino Corporation to issue incentive awards to all employees of Southwest Casino Corporation or any of its subsidiaries and any non-employee directors, consultants or independent contractors of the Company or any of its subsidiaries. Incentive awards under the plan include “incentive options” under Section 422 of the Internal Revenue Code of 1986, “non-statutory stock options” that do not qualify for “incentive option” treatment, stock appreciation rights, restricted stock awards, performance units and stock bonuses. A maximum of 1,500,000 shares of Southwest Casino Corporation common stock are reserved for issuance under the plan. As of September 30, 2006, 925,000 options were issued and are outstanding.

In addition to the assumption of the 2004 Stock Incentive Plan, Southwest Casino Corporation assumed outstanding non-plan options to acquire shares of Southwest Casino and Hotel Corp. common stock as part of its reorganization. The Company assumed obligations in the form of stock options to issue 1,575,000 shares of its common stock at a weighted average price of $.62 per share.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied certain provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted by SFAS 123, the Company measured compensation cost for options granted before January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, before January 1, 2006 no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of the change was to decrease net earnings for the three and nine months ended September 30, 2006 by $40,294 and $125,705 and basic and diluted earnings per share by $0.002 and $0.006, respectively, as compared to what results for the period would have been had the intrinsic method been used. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized in the financial statements during the three and nine months ended September 30, 2005.

Options are granted to employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have terms of 5 to 10 years from the grant date and granted options typically vest quarterly over a one to three year period. The fair value of each option is amortized into compensation expense over the period the option vests. We have estimated fair value of all stock options as of the date of grant applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. No options were granted during the three months ended September 30, 2006. The key assumptions used in determining the fair value of options during the nine months ended September 30, 2006 were:

Nine Months Ended September 30, 2006
Expected price volatility	105% - 112%
Risk-free interest rate	4.42% - 5.05%
Weighted average expected life in years	10 years
Dividend yield	0%
Pre-vesting forfeiture rate	0%
Weighted-average Fair value	$0.61

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be zero in the three and nine months ended September 30, 2006 based primarily on historical experience. If pre-vesting forfeitures occur in the future, the Company will record the benefit related to those forfeitures as the forfeitures occur. In the Company’s pro forma information required under SFAS 123(R) for the periods before March 31, 2006, the Company also accounted for forfeitures as they occurred.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

Status of options during the nine months ended September 30, 2006

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	1,775,000	$0.65
Granted (1)	725,000	$0.66
Forfeited/cancelled/expired	0
Exercised	0
Balance at September 30, 2006	2,500,000	$0.65

Options outstanding at September 30, 2006	2,500,000	$0.65	6.3 years	$0
Options exercisable at September 30, 2006	1,912,917	$0.65	5.4 years	$0

(1) - See Note 13

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Southwest Casino Corporation closing stock price of $0.52 per share on September 30, 2006, that the option holders would have received had all option holders exercised their options as of that date. As of September 30, 2006, the Company’s unrecognized share-based compensation related to stock options was approximately $343,000. This cost is expected to be expensed over a weighted average period of two and one-half years.

Consolidated pro forma information required under SFAS 123(R)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) during the three and nine months ended September 30, 2005. For the purpose of this pro forma disclosure, the value of the options is estimated using Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income as Reported	$901,196	$794,209
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effect	14,258	82,694
Pro forma net income	$886,938	$711,515

Income per share:
Basic — as reported	$0.05	$0.04
Basic — pro forma	$0.05	$0.04
Fully-diluted — as reported	$0.04	$0.04
Fully-diluted — pro forma	$0.04	$0.03

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 permits the Company to elect from alternative transition methods for calculating the pool of tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). No tax benefit has been recorded on the share based compensation expense for the nine month period ended September 30, 2006.

NOTE 4 — PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverages provided gratuitously to customers, which was approximately $895,000 and $934,000 for the nine months ended September 30, 2006 and 2005, respectively and was approximately $315,000 and $385,000 for the three months ended September 30, 2006 and 2005, respectively.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

NOTE 5 — INTANGIBLE ASSETS AND CASINO MANAGEMENT AGREEMENT

Intangible Assets, net of amortization consisted of the following at September 30:

2006
Casino management contract rights	$339,870
Loan costs — long-term obligations	98,776
Total	$438,646

Future amortization of management contract rights and loan costs are as follows:

Twelve Months Ended September 30,
2007	$438,646

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

Loan costs in the amount of $254,001 were incurred in connection with a term loan of $2,500,000 from Crown Bank. The loan costs are being amortized over the term of the loan.

NOTE 6— NORTH METRO HARNESS INITIATIVE, LLC (“North Metro”)

The Company evaluates whether North Metro should be treated as a variable interest entity (“VIE”) subject to consolidation during the applicable reporting periods under Financial Accounting Standards Board Interpretation 46(R) — Consolidation of Variable Interest Entities (as amended). The Company determined that North Metro should be treated as a VIE and that North Metro should be consolidated within the Company’s financial statements for the nine months ended September 30, 2005 for the following reason: The Company held 50% of North Metro’s voting rights but as of September 30, 2005, the Company had provided approximately 67% of North Metro’s financial support. Because the Company would absorb financial losses of North Metro that were disproportionate to its 50 percent decision making power, the Company determined that North Metro was a VIE subject to consolidation for the period ended September 30, 2005

Due to contributions of capital made by MTR-Harness, Inc. (“MTR”) as of October 20, 2005, in accordance with the North Metro Member Control Agreement dated June 8, 2004, the Company no longer provides financial support in excess of its 50 percent decision making power. As of September 30, 2006, the Company has provided approximately 39 percent of the financial support, but still retains its 50 percent decision making power. Therefore, since October 20, 2005, the Company has accounted for its investment in North Metro on the equity method.

For the three and nine months ended September 30, 2006, the Company has recorded a loss from this unconsolidated subsidiary, net of tax benefit of $39,618 and $140,083, respectively, as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
North Metro:
Revenues	$18,218	$18,218
Lobbying expenses	$24,000	$102,000
License fees — Minnesota Racing Commission	61,090	187,881
Other expenses	40,817	100,285
Total expenses	$125,907	$390,166
Net (loss)	$(107,689)	$(371,948)

Southwest Casino Corporation:
50% share of net (loss)	(53,845)	(185,974)
Net tax benefit	10,178	41,842
(Loss) of unconsolidated subsidiary net of tax benefit	$(43,667)	$(144,132)

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

For the three and nine months ended September 30, 2005, the Company consolidated the results of operations of North Metro, resulting in recording development expenses of $124,193 and $379,960 net of minority interest in the loss from consolidated subsidiary of $62,096 and $189,980.

NOTE 7- LINE OF CREDIT

On October 20, 2005, the Company entered into an agreement to borrow up to $450,000 under a revolving line of credit due April 30, 2007. The interest rate is Prime +1%, and not less than 7.5%. Currently the interest rate is 9.25%. At September 30, 2006, $3,708 was available to borrow. The loan is guaranteed to the extent of $300,000 by three principal officers of the Company. The line of credit is included in notes payable on the accompanying balance sheet.

NOTE 8 — EARNINGS (LOSS) PER SHARE

For all periods, basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2006 and 2005, reflect the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding.

The following is a reconciliation of basic and diluted earnings per share:
Three months ended September 30, 2006:	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings per Share
Basic Earnings per Share	$559,983	19,688,656	$0.03
Effect of Dilutive Securities:
Outstanding Options and Warrants		976,059
	$559,983	20,664,715	$0.03

Three months ended September 30, 2005:	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings per Share
Basic Earnings per Share	$901,196	19,400,884	$0.05
Effect of Dilutive Securities:
Outstanding Options and Warrants		2,497,500
	$901,196	21,898,384	$0.04

Nine months ended September 30, 2006:	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings per Share
Basic Earnings per Share	$1,235,204	19,671,249	$0.06
Effect of Dilutive Securities:
Outstanding Options and Warrants		1,019,308
	$1,235,204	20,690,557	$0.06

Nine months ended September 30, 2005:	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings per Share
Basic Earnings per Share	$794,209	19,471,448	$0.04
Effect of Dilutive Securities:
Outstanding Options and Warrants		2,715,083
	$794,209	22,186,531	$0.04

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

NOTE 9 — INCOME TAXES

Management evaluated its probable ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate during the three and nine months ended September 30, 2005 based upon prior years net losses. As a result of this evaluation, the Company did not recognize a tax benefit during the nine months ended September 30, 2005. At December 31, 2003, the Company established a deferred tax asset relating to net operating losses. Management evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses would be utilized in 2006 based upon forecasted income for the Company in 2006. During the three and nine months ended September 30, 2006, the Company has recorded a tax provision. In addition, during the three months ended September 30, 2006, the Company reduced a portion of the valuation allowance to offset net income for the three months ended September 30, 2006, as net income exceeded management’s forecasted income for 2006. Management evaluated the valuation allowance against the deferred tax assets at September 30, 2006 and did not reverse the valuation allowance due to the uncertainty of continuing the management relationship with the Cheyenne and Arapaho Tribes. As of September 30, 2006, the Company’s deferred tax asset is zero.

NOTE 10 — RELATED PARTY TRANSACTIONS

At its meeting on April 26, 2006, the independent members of the Company’s Board of Directors approved one-time payments to James Druck, CEO, Thomas Fox, President and CFO, and Jeffrey Halpern, Vice President of Government Affairs, as partial repayments of the Company’s outstanding liabilities for their unpaid salaries, the majority of which is from years before 1998. The Board approved payments of $50,000 to Mr. Druck and Mr. Halpern and $10,000 to Mr. Fox. The Company made these payments to Mr. Halpern on April 28, 2006 and Mr. Druck and Mr. Fox on May 15, 2006. As of September 30, 2006, the remaining balance outstanding is $122,467.

During the nine months ended September 30, 2006 and 2005, the Company paid Berc & Fox Limited $15,150 and $15,398 for tax and accounting services, respectively. North Metro paid Berc & Fox Limited $975 during the nine months ended September 30, 2006 for tax services. Thomas Fox is a shareholder and officer in Berc & Fox Limited.

NOTE 11 — PROJECT DEVELOPMENT COSTS

The Company continues to pursue additional gaming opportunities and as a result continues to incur project development expenses. For the three and nine months ended September 30, 2006, development expenses were $47,642 and $225,125. For the three and nine months ended September 30, 2005, development expenses were $138,194 and $653,739. Included in the nine months ended September 30, 2005 amount is a $249,778 write-off of an option to acquire the Gold Rush real estate that the Company allowed to expire unexercised on February 28, 2005. In addition, the Company included development expenses incurred by North Metro Harness Initiative, LLC, in the Company’s consolidated financial statements for the three and nine months ended September 30, 2005. See Note 6.

NOTE 12 — SEGMENT INFORMATION

Segment information related to the three months ended September 30, 2006 follows:

	Casino	Casino	Project	Reconciling
	Operations	Management	Development	Items (2)	Total

Revenues	$4,461,252	$1,468,192	$—	$—	$5,929,444
Segmented profit (loss) before income taxes	359,352	506,928	(101,486)	53,844	818,638
Segmented assets	13,489,529	1,357,680	4,664,550	—	19,511,759

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

Segment information related to the three months ended September 30, 2005 follows:

	Casino	Casino	Project	Reconciling
	Operations	Management	Development	Items (1)	Total

Revenues	$4,373,532	$1,427,880	$—	$—	$5,801,412
Segmented profit (loss) before income taxes	248,812	714,481	(124,194)	62,097	901,196
Segmented assets	15,223,110	2,614,456	2,706,678	—	20,544,244

Segment information related to the nine months ended September 30, 2006 follows:

	Casino	Casino	Project	Reconciling
	Operations	Management	Development	Items (2)	Total

Revenues	$12,186,352	$4,562,005	$—	$—	$16,748,357
Segmented profit (loss) before income taxes	386,257	1,833,546	(411,099)	185,974	1,994,678
Segmented assets	13,489,529	1,357,680	4,664,550	—	19,511,759

Segment information related to the nine months ended September 30, 2005 follows:

	Casino	Casino	Project	Reconciling
	Operations	Management	Development	Items (1)	Total

Revenues	$12,057,394	$3,640,785	$—	$—	$15,698,179
Segmented profit (loss) before income taxes	15,144	969,046	(379,961)	189,980	794,209
Segmented assets	15,223,110	2,614,456	2,706,678	—	20,544,244

(1)                                   Reconciling item is loss in subsidiary allocated to minority interest.

(2)                                   Reconciling item is the loss of unconsolidated subsidiary before income taxes.

NOTE 13 — BOARD OF DIRECTORS

On January 10, 2006, as part of the Company’s compensation for independent members of its Board of Directors, Southwest granted non-qualified options to purchase 150,000 shares of its common stock at a price of $0.65 per share to each of the four independent members of its Board of Directors. These options vest in 12 equal installments on the last day of each fiscal quarter of the company over the next three years and remain exercisable for 10 years. If a director’s service on the Southwest Board terminates due to mandatory retirement, the options will continue to vest and remain exercisable for the full 10 years. If a director’s service terminates due to death or disability, the options will remain exercisable, to the extent vested at the time service terminated, for 12 months. If a director’s service terminates for any other reason, the options will remain exercisable, to the extent vested at the time service terminated, for 90 days. If a change in control of Southwest occurs, as defined in the Company’s 2004 Stock Incentive Plan, the options will immediately vest in full and remain exercisable for the entire 10-year term.

On January 10, 2006, the Board of Directors established an Audit Committee and elected David Abramson, Jim Holmes, and Gregg Schatzman to serve on the Committee. The Board of Directors elected David Abramson as Chair of its Audit Committee. Mr. Abramson received options to purchase 75,000 shares of common stock, on the same terms as described in the preceding paragraph, in consideration of his service as Audit Committee Chair.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Management Agreement:

As discussed in Note 5, the Company has an agreement with the Cheyenne and Arapaho Tribes of Oklahoma (CATO) for management of CATO’s casinos located in Concho and Clinton, Oklahoma that expires on May 19, 2007. The management fees received from this contract are significant to the Company’s cash flow from operations. The Company is currently working to extend the Company’s management relationship with CATO. We have been invited, along with other management companies, to present our proposal to manage the casinos beyond May 19, 2007 at a Tribal Council meeting on November 18, 2006. If the Company is unsuccessful in extending this relationship it will have a material adverse impact on the Company’s cash flow from operations.

North Metro Harness Initiative, LLC (“North Metro”) commitments:

The Company owns a 50 percent membership interest in North Metro. North Metro has entered into an agreement for the development of the land, buildings and related property to operate a racetrack and card room. Fees related to the agreement total 3% of the project cost, which is defined as the total development cost less the cost to purchase the land. The agreement began on May 1, 2003, and continues until the completion of the project, unless earlier terminated. North Metro currently pays fees of $6,000 per month, plus applicable out of pocket expenses. Upon the start of construction, two thirds of the total expected fee (less previous monthly payments) is due. If the agreement is terminated before completion of the project, any unpaid fees are determined based on the completed status of the project at the time of termination, as defined in the agreement.

North Metro has also entered into agreements to monitor legislation and perform lobbying activities related to its racetrack and card room development. These agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement. North Metro pays the monthly commitments of approximately $18,000 per month during the Minnesota legislative session and approximately $8,000 outside of the Minnesota legislative session.

Legal Proceeding

North Metro:

In January 2005, the Minnesota Racing Commission voted to grant class A and B licenses to own and operate a harness racetrack and card room to North Metro Harness Initiative, LLC, in which the Company owns a 50% membership interest. These licenses permit North Metro to develop and run a harness racetrack and a 50-table card room in the City of Columbus in Anoka County, Minnesota. North Metro intervened in litigation brought by an anti-gambling citizens group against the Minnesota Racing Commission in an attempt to invalidate those licenses. In June 2005, the District Court issued a summary judgment order dismissing plaintiff’s claims and in favor of the Minnesota Racing Commission and North Metro. On June 6, 2006 the Minnesota Court of Appeals affirmed the decision of the District Court to dismiss the case. The plaintiffs did not file a timely request for review with the Minnesota Supreme Court, concluding this lawsuit in July 2006.

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

NOTE 15 - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes.” Pursuant to Interpretation

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

No. 48, the Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit, based solely on the technical merits of the position as of the reporting date. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized. The term “more-likely-than-not” means a likelihood of more than 50 percent. Interpretation No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. The cumulative effect of initially applying Interpretation No. 48 will be recognized as a change in accounting principle as of the date of adoption. We have begun to evaluate the impact of applying this interpretation as of January 1, 2007, the effective date of the interpretation for the Company. We do not expect Interpretation No. 48 to have a material impact on our financial position, results of operation or cash flows.

NOTE 16 — SUBSEQUENT EVENTS

The Company entered into an amendment of its term loan with Crown Bank in October 2006. The agreement has been amended to allow the Company to repay the remaining principal in seven equal payments through April 30, 2007 as opposed to the original agreement under which the Company would have been required to repay the remaining principal in five equal principal payments through March 1, 2007. Monthly principal payments will be $148,810 as compared to the original payments of $208,333.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, “Southwest”, the “Company”, “we”, “our” and “us”) for the three and nine months ended September 30, 2006 and 2005.

Summary of Consolidated Operating Results:

For the quarter ended September 30, 2006, Southwest had net income of $559,983 on revenue of $5,929,444 compared to net income of $901,196 on revenue of $5,801,412 for the same period in 2005. This amounts to basic and fully diluted earnings of $0.03 per outstanding share during the third quarter of 2006, as compared to earnings of $0.05 per outstanding share ($0.04 per share on a fully-diluted basis) during the third quarter of 2005.

For the nine months ended September 30, 2006, Southwest had net income of $1,235,204 on revenue of $16,748,357 compared to net income of $794,209 on revenue of $15,698,179 for the same period during 2005. This amounts to basic and fully diluted earnings of $0.06 per outstanding share in the first nine months of 2006, as compared to basic and fully diluted earnings of $0.04 per outstanding share during the first nine months of 2005.

Net income and earnings per share for the third quarter of 2006 were lower than the third quarter of 2005, primarily due to a charge for income taxes of approximately $215,000 in 2006 as compared to $0 in the same period in the prior year. Additionally, interest expense was higher in the third quarter of 2006 than 2005 by approximately $80,000.

For the nine months ended September 30, 2006, we attribute our improvement in operating results primarily to the increased management fees generated at the casinos we manage for the Cheyenne and Arapaho Tribes of Oklahoma and the absence in 2006 of an approximately $250,000 expense related to the expiration during the first quarter of 2005 of an option to acquire the real property that houses our Gold Rush and Gold Digger’s casinos in Cripple Creek, Colorado.

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

We continually evaluate other management, consulting, development and acquisition opportunities related to gaming that have the potential to generate new revenue streams for us. New opportunities for which we have an agreement or have received the appropriate licenses include:

•                  In January 2005, the Minnesota Racing Commission voted to grant class A and B licenses to own and operate a harness racetrack and card room to North Metro Harness Initiative, LLC, (“North Metro”) in which we own a 50% membership interest. These licenses permit North Metro to develop and run a harness racetrack and a 50-table card room in the City of Columbus, Anoka County, Minnesota. Lawsuits against the Minnesota Racing Commission (“MRC”) challenging the validity of those licenses concluded in favor of MRC and North Metro during July 2006. We are now actively engaged in pre-construction activities and arranging construction financing for the project.

•                  On March 24, 2006 we entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians in north central Oklahoma. Under this agreement, we will manage the Tribe’s Seven Clans Paradise Casino near Ponca City, Oklahoma. Southwest will receive management fees equal to 20 percent of the net revenue from gaming and non-gaming activity at the facility. The Management Agreement has a five-year term beginning on the date Southwest assumes management of the facility. We have submitted the agreement to the National Indian Gaming Commission (“NIGC”) for approval. The agreement is not effective, and we cannot provide any services or receive any compensation under the agreement until we receive that approval. At this time we can not predict how long the NIGC will take to complete its ongoing background investigation of Southwest, the total costs related to the NIGC’s background investigation and approval process that Southwest will be required to pay, if or when the Tribe will respond to outstanding comments on the management agreement from the NIGC, and if or when the NIGC will approve the management agreement.

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

Casino Management:

Southwest Casino and Hotel Corp. manages two casinos for the Cheyenne and Arapaho Tribes of Oklahoma under the Third Amended and Restated Gaming Management Agreement dated June 16, 1995. This Agreement has been extended twice and currently expires on May 19, 2007. Southwest is working to extend this relationship beyond May 19, 2007, but is uncertain whether we will continue to manage these casinos after that date. We have been invited, along with other management companies, to present our proposal to manage the casinos beyond May 19, 2007 at a Tribal Council meeting on November 18, 2006. If this relationship is not extended, the Company will lose this revenue source in May 2007, which would have a material adverse effect on our operating results.

Lucky Star - Concho

We earned management fees of $896,449 and $1,000,181 from Lucky Star - Concho during the three months ended September 30, 2006 and 2005, respectively, a decrease of 10.4%. We earned management fees of $2,809,052 and $2,355,217 from Lucky Star - Concho during the nine months ended September 30, 2006 and 2005, respectively, an increase of 19.3%. The dramatic increase in management fees for the nine months ended September 30, 2006 as compared to the same period in the prior year is the direct result of the Tribes signing a gaming compact with the state of Oklahoma in April 2005 and the subsequent addition and effective management of the new gaming opportunities permitted under that compact. The compact allows Lucky Star — Concho to offer its patrons card games including poker, as well as certain Class III electronic games permitted under the compact, all of which have resulted in a significant increase in revenue. The decrease in management fees in the third quarter of 2006 compared to the same period in the prior year is due to greater competition from other tribal gaming operations closer to Oklahoma City and from Remington Park, a racetrack in Oklahoma City that began offering electronic gaming near the end of 2005, and increases in fuel costs that reduce patrons’ discretionary spending. We anticipate that the fourth quarter revenues will also be adversely affected by increased competition.

Lucky Star - Clinton

We earned management fees of $571,743 and $427,699 from Lucky Star - Clinton during the three months ended September 30, 2006 and 2005, respectively, an increase of 33.7%. We earned management fees of $1,752,953 and $1,285,568 from Lucky Star - Clinton during the nine months ended September 30, 2006 and 2005, respectively, an increase of 36.4%. The increase in management fees is the result of an improved mix of games on the floor, including the introduction of slim line cabinets that allowed us to put more gaming machines in the same amount of space, and the successful renegotiation of machine vendor fees on a number of our more popular electronic games. Even though Lucky Star — Clinton is at capacity in terms of how many gaming machines and customers the facility can accommodate, especially on weekends, we continue to anticipate increases in revenues during the fourth quarter of 2006 compared to the comparable period in the prior year.

In addition, in early November 2006, we received a Class ‘B’ license under which Lucky Star - Clinton will also offer Class III games permitted under the gaming compact with the State of Oklahoma. We anticipate that providing these additional gaming opportunities will further improve operating results at this facility.

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

Casino operations:

Gold Rush/Gold Digger’s Casino Results

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Percentage Increase (Decrease)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Percentage Increase (Decrease)
Casino revenues	$3,957,770	$3,872,556	2.2%	$10,856,649	$10,799,025	0.5%
Total revenues	4,166,323	4,089,986	1.9%	11,412,467	11,290,598	1.1%
EBITDA	1,127,107	1,154,387	(2.4%)	2,651,195	2,696,442	(1.7%)
Operating margin	27.1%	28.2%		23.2%	23.9%

Three Months Ended September 30, 2006 v September 30, 2005:

Gold Rush/Gold Digger’s (“GRGD”) recorded a 2.2% increase in casino revenues for the quarter although the Cripple Creek market increased by less than 1.0%. GRGD attributes this increase in gaming revenues to increased marketing efforts. Due to increased marketing costs, EBITDA fell slightly (2.4%) compared to prior year. We continue to see high gas prices reduce the number of visits our patrons are able to make as most live about an hour’s drive from Cripple Creek. We also have increased competition as a nearby competitor expanded their facility by about 80 machines year-over-year, which has had an adverse impact on us. We expect this condition to stabilize in 2007.

Nine Months Ended September 30, 2006 v September 30, 2005:

Gold Rush/Gold Digger’s recorded a 0.5% increase in casino revenues for the nine months ended September 30, 2006 compared to prior year. The market increased by less than 2.0% for the same time period. GRGD revenue has been adversely impacted by a casino expansion at a nearby competitor that increased their slot capacity by more than 80 machines. We expect this situation to stabilize in 2007. For the period, EBITDA is about flat compared to prior year. We expect operating results in the fourth quarter of 2006 to be improved over the comparable period in the prior year, unless we encounter adverse weather conditions on weekends in the fourth quarter of 2006.

Uncle Sam’s Casino Results:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Percentage Increase (Decrease)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Percentage Increase (Decrease)
Casino revenues	$258,620	$265,694	(2.7%)	$730,427	$737,215	(0.9%)
Total revenues	279,601	266,543	4.9%	752,043	739,669	1.7%
EBITDA	(89,389)	(131,831)	32.2%	(329,946)	(454,002)	27.3%
Operating margin	(32.0%)	(49.5%)		(43.9%)	(61.4%)

Three Months Ended September 30, 2006 v September 30, 2005:

Uncle Sam’s enjoyed a 4.9% increase in total revenues for the third quarter compared to prior year. Late in the second quarter, Uncle Sam’s opened the Altitude Night Club & Bar, which helped increase traffic and revenues during the quarter, particularly on weekends. The higher revenues along with reduced expenses helped improve EBITDA by more than $40,000.

Nine Months Ended September 30, 2006 v September 30, 2005:

Uncle Sam’s increased total revenues by 1.7% relative to prior year in large part due to the new Altitude Night Club & Bar that opened late in the second quarter of 2006. These higher revenues along with reduced expenses allowed Uncle Sam’s to improve EBITDA by nearly $125,000. Uncle Sam’s also did not have the burden of the poker room in 2006, which reduced expenses this year and, in turn, helped improve EBITDA.

Project Development costs for the three and nine months ended September 30, 2006 were $47,642 and $225,125 as compared to $138,194 and $653,739 for the three and nine months ended September 30, 2005. Project development costs for the nine months ended September 30, 2005 included a $249,778 write off of an option to acquire the Gold Rush/Gold Digger’s real estate, which expired unexercised on February 28, 2005. In addition, for the three and nine months ended September 30, 2005, the Company consolidated the results of operations of North Metro, recording development expenses of $124,192 and $379,960 net of minority interest in the loss from consolidated subsidiary of $62,096 and $189,980. North Metro is no longer consolidated in our financial statements. See Note 6 to our consolidated financial statements.

In the first nine months of 2006, we continued to pursue other gaming opportunities. The pursuit of these new initiatives resulted in signing a five-year management contract with the Otoe-Missouria Tribe of Oklahoma. We have submitted the agreement to the National Indian Gaming Commission for approval. We cannot begin to perform work under this contract until it is approved. Currently, the NIGC is performing a background investigation of the Company, its executive officers, directors and shareholders as part of its contract approval process. In addition, the NIGC has reviewed the agreement and provided comments on it to Southwest and the Tribe on two occasions. The Tribe has not responded to the second set of comments. At this time, the Company cannot predict how long the background investigation may take to complete, the total costs related to the background investigation and approval process to be paid by the Company, if or when the Tribe will respond to the NIGC comments, and if or when NIGC approval of the agreement may be received.

In February 2006, we formed a new subsidiary to pursue opportunities in the charitable gaming market, Southwest Charitable Enterprises, LLC. For the three and nine months ended September 30, 2006, this entity has incurred approximately $37,285 and $88,523 in expenses, which are included in project development costs.

Corporate expenses were $741,101 and $552,419 during the three months ended September 30, 2006 and 2005, respectively an increase of $188,682. Corporate expenses were $2,053,397 and $1,950,283 during the nine months ended September 30, 2006 and 2005, respectively, an increase of $103,114. The increase in corporate expenses during the three months ended September 30, 2006 over the comparable period in 2005 is primarily due to increased salary expense of approximately $52,000, increased board fees of approximately $46,000, increased fees with the National Indian Gaming Association of $31,000 and increased travel related expenses of $30,000. The increase in corporate expenses for the nine months ended September 30, 2006 over the comparable period in the prior year is primarily due to increased board fees and salaries of approximately $195,000 offset by reduced legal fees of approximately $98,000 due in part to the settlement of a contract dispute that had required us to pay significant legal expenses during the prior year period.

Interest Expense was $307,699 and $228,389 for the three months ended September 30, 2006 and 2005, respectively and $892,222 and $751,067 for the nine months ended September 30, 2006 and 2005, respectively. Interest expense increased 34.7% and 18.8% during the three and nine months ended September 30, 2006 when compared to the same period in 2005 as a result of interest incurred in connection with the $2,500,000 loan we secured in order to meet our obligations to fund capital contributions to North Metro Harness Initiative, LLC.

Minority interest in loss of consolidated subsidiary and loss of unconsolidated subsidiary, net of tax benefit represents our partner’s share of the losses during the three and nine months ended September 30, 2005 and our share of the losses during the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2005 the results of North Metro were consolidated with our financial statements; however on October 20, 2005 North Metro became an unconsolidated subsidiary. See Note 6 to our consolidated financial statements for our evaluation of the financial reporting for our 50% interest in North Metro.

Effective tax rate for the three and nine months ended September 30, 2006 was 26.3% and 30.8%. At December 31, 2003, the Company established a deferred tax asset relating to net operating losses. Management evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses would be utilized in 2006 based upon forecasted income for the Company in 2006. During the three and nine months ended September 30, 2006, the Company has recorded a tax provision. As of September 30, 2006 the remaining deferred tax asset was utilized. In addition, during the three months ended September 30, 2006, the Company reduced a portion of the valuation allowance to offset net income for the nine months ended September 30, 2006, as net income exceeded management’s forecasted income. Management evaluated the valuation allowance against the deferred tax assets at September 30, 2006 and did not reverse the valuation allowance due to the uncertainty of continuing the management relationship with the Cheyenne and Arapaho Tribes past May 2007. As of September 30, 2006, the Company’s deferred tax asset is zero.

We did not record a tax benefit for the losses during the three and nine months ended September 30, 2005, primarily due to the valuation allowance for deferred tax assets and lack of certainty that net operating loss carryforwards available to offset future income would not be limited under Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources:

We generate cash flow from our Oklahoma management activities and casino operations in Colorado. We use the cash flows generated to pay off debt in accordance with our agreements, fund reinvestment in existing properties for both refurbishment and replacement of assets, and to pursue additional growth opportunities. To balance our cash requirements we supplement the cash flows generated by our operations with funds provided by financing activities.

Our cash flows from operations will be sufficient to meet our normal operating and debt repayment requirements during the next twelve months. If we are unsuccessful in continuing our management relationship with the Cheyenne and Arapaho Tribes past May 2007, we will likely have to raise additional capital through debt or equity financing for periods after the next 12 months. North Metro will need additional debt financing to fund the development of the racetrack and card room in Minnesota.

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

Net cash provided by operating activities during the nine months ended September 30, 2006 was $3,478,163 compared to $1,470,927 during the same period in the prior year, an increase of $2,007,236. The increase between periods is primarily due to an increase in management fees of $921,220, decreased payments of accounts payable and accrued liabilities of $692,255 and a decrease in project development costs of $165,336, net of the write-off of an option to purchase the real estate at Gold Rush, which expired unexercised in February 2005, of $249,778.

Net cash used in investing activities for the first nine months of 2006 was $843,036 compared to net cash used in investing activities of $801,242 during the first nine months of 2005, an increase of $41,794. The increase in use of cash between the periods was due primarily to an increase in our investment in North Metro of approximately $339,000 (North Metro was consolidated in the prior year and is unconsolidated in the current year, see Note 6 to our consolidated financial statements) offset by a decrease in purchases of property and equipment of approximately $282,000.

Net cash used in financing activities for the nine months ended September 30, 2006 was $2,074,891 compared to net cash provided by financing activities for the nine months ended September 30, 2005 of $246,286. During the nine months ended September 30, 2006 we made payments of $1,976,891 on long-term borrowings. During the nine months ended September 30, 2005 we made payments on long-term borrowings and notes payable of $918,039, which were offset by funding of $1,140,325 from our minority partner in NMHI. At that time, North Metro was a consolidated subsidiary of Southwest and those contributions were reported as cash provided by financing activities. The increase in payments on long-term obligations during 2006 is primarily related to our $2.5 million term note entered into in October 2005. For the nine months ended September 30, 2006, we made principal payments of $1.25 million relating to the term note. During 2006, we also paid $110,000 to three officers related to unpaid compensation from prior periods.

Line of Credit. On October 20, 2005, we established a $450,000 line of credit with Crown Bank of Minneapolis, Minnesota that replaced a $450,000 line of credit with Associated Bank of Minneapolis. The line of credit is due April 30, 2007 with a variable interest rate at one percent above prime but not less than 7.5% (9.25% at September 30, 2006). As of September 30, 2006, the outstanding balance was $446,292. Our three principal officers have guaranteed up to $300,000 of this line of credit.

Term Note. On October 20, 2005, the Company entered into a term loan to borrow $2.5 million. The loan is due April 30, 2007 with a variable interest rate at one percent above prime but not less than 7.5% (9.25% at September 30, 2006). The repayment period will extend to May 31, 2008, if the Company achieves certain business goals. Twelve shareholders of the Company, including our three principal officers and a member of our board of directors, guarantee the loan. The term note provided for interest only until April 1, 2006 at which time we began making principal payments of $208,333 per month plus interest.

The Company entered into an amendment of its term loan with Crown Bank in October 2006. The agreement has been amended to allow the Company repay the remaining principal in seven equal payments through April 30, 2007 as opposed to the original agreement under which the Company would have been required to repay the remaining principal in five equal principal payments through March 1, 2007. Monthly principal payments will be $148,810 as compared to the original payments of $208,333.

Equipment Loan. On December 23, 2005, the Company negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our three casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 8.25% as of September 30, 2006. The outstanding balance as of September 30, 2006 was $383,603.

Effects of Current Economic and Political Conditions:

Competitive Pressures:

Many casino operators are either entering or expanding in our markets — Colorado and Oklahoma — thereby increasing competition. As companies have completed new or expanded projects, supply has sometimes grown at a faster pace than demand, and competition has increased significantly. Furthermore, several operators, including Southwest, have plans for additional developments or expansions in our markets.

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

Share-Based Compensation Expense:

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires us to measure and recognize compensation expense for all share-based payment awards made to employees and directors, including employee and director stock options and employee and director stock purchases, based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We apply certain provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that we ultimately expect to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. SFAS 123(R) supersedes our previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted by SFAS 123, we measured compensation cost for options granted before January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our unaudited consolidated statement of operations for the three and nine months ended September 30, 2006 was $40,294 and $125,705 and included both compensation expense for share-based payment awards granted before, but not vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted after January 1, 2006. There was no share-based compensation expense related to employee and director stock options and employee and director stock purchases recognized during the three and nine months ended September 30, 2005.

Upon adoption of SFAS 123(R), we continue to use the Black-Scholes option pricing method that we had used to establish fair value of options granted before January 1, 2006. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. We may make a one-time election to adopt the transition method described in FSP 123R-3 before the end of our fiscal year ending December 31, 2006. No tax benefit has been recorded on the share-based compensation for the nine month period ended September 30, 2006.

New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes.” Pursuant to Interpretation No. 48, the Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit, based solely on the technical merits of the position as of the reporting date. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized. The term “more-likely-than-not” means a likelihood of more than 50 percent. Interpretation No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. The cumulative effect of initially applying Interpretation No. 48 will be recognized as a change in accounting principle as of the date of adoption. We have begun to evaluate the impact of applying this interpretation as of January 1, 2007, the effective date of the interpretation for the Company. We do not expect Interpretation No. 48 to have a material impact on our financial position, results of operation or cash flows.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation and the similar evaluations of our disclosure controls and procedures as of December 31, 2005 and March 31, 2005, our principal executive officer and principal financial officer concluded that as of those dates our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting described below. Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management, including our principal executive officer and principal financial officer, believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a significant deficiency that, by itself or in combination with other control deficiencies, results in more than a remote likelihood that a material financial misstatement will not be prevented or detected. In connection with their audit of our financial statements for the year ended December 31, 2005, our independent auditors determined that a material adjustment to our consolidated financial statements was necessary related to the transition of North Metro Harness Initiative, LLC from a consolidated to an unconsolidated subsidiary.

Our management determined that this material weakness resulted from the relatively small size of our accounting department. To address this issue, we have hired a new Chief Financial Officer, Ms. Tracie Wilson, who began working for us in June. Ms. Wilson is a Certified Public Accountant with experience in public company financial reporting. Ms. Wilson provides us with additional expertise in preparation of our financial statements, including issues related to accounting for matters that are outside the ordinary course of our business. We believe the addition of Ms. Wilson will eliminate the material weakness in our internal control over financial reporting that was previously identified by our independent auditors. However, because Ms. Wilson joined Southwest late in the second quarter, our management has not had sufficient time to evaluate the impact of Ms. Wilson’s work on the effectiveness of our disclosure controls and procedures over the full reporting period.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Items 3 and 9 of our Annual Report on Form 10-KSB, filed March 31, 2006, for a description of our pending legal proceedings.

North Metro Harness Initiative, LLC (“North Metro”), in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest, intervened in litigation brought by an anti-gambling citizens group against the Minnesota Racing Commission in an attempt to invalidate the class A and B racing licenses granted to North Metro. In June 2005, the District Court issued a summary judgment order dismissing plaintiff’s claims and in favor of the Minnesota Racing Commission and North Metro. On June 6, 2006 the Minnesota Court of Appeals affirmed the decision of the District Court to dismiss the case. The plaintiffs did not file a timely request for review of the appellate court ruling with the Minnesota Supreme Court, ending this litigation in July 2006.

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

November 14, 2006	SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer (principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Operating Officer (principal financial and accounting officer)