Form 10KSB
period 2006-12-31
SOUTHWEST CASINO CORP
filed 2007-03-21
CIK 1170848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark one)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $21,474,908.

As of March 12, 2007, 27,286,443 shares of common stock of the Issuer were outstanding, and the aggregate market value of the common stock of the issuer as of that date (based upon the $1.00 per share closing price of the common stock at that date as reported on the Over-The-Counter Bulletin Board), excluding 6,011,448 outstanding shares beneficially owned by directors and executive officers, was $21,274,995.

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

This Annual Report on Form 10-KSB contains or incorporates by reference not only historical information, but also forward-looking statements.  In addition, Southwest or others on Southwest’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences, in press releases or reports, or elsewhere.  Statements that are not historical are forward-looking and reflect expectations and assumptions.  We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms.

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

The original term of our agreement with the Cheyenne and Arapaho Tribes was seven years.  In 1999, we extended the agreement for an additional three years.  In 2001, we amended the agreement to add a second gaming facility in Clinton, Oklahoma.  We amended the management agreement again in 2003 to extend our relationship until May 2007.  On January 22, 2005, the Tribes entered into a gaming compact with the State of Oklahoma that permits the Tribes to offer an expanded scope of gaming, including permitted card games, at their casinos.  In April 2005, the tribal gaming commission authorized us to offer this expanded scope of gaming at the Lucky Star Concho casino we manage and allowed us to offer this expanded scope of gaming at the Lucky Star Clinton casino we manage beginning in November 2006. Our current management agreement with the Tribes ends on May 19, 2007.

The Tribal Council of the Cheyenne and Arapaho Tribes of Oklahoma includes all enrolled members of the Tribes. On February 24, 2007, at a convened meeting of the Tribal Council, the Tribal Council voted to approve the terms of an extension and expansion of the gaming management relationship between the Tribes and Southwest.  The 183 members of the Tribes who attended the Tribal Council meeting voted to adopt resolutions approving proposed terms for, and authorizing an attorney for the Tribes to review the final terms of, gaming management agreements under which Southwest will continue to manage the Tribes’ existing Lucky Star casinos in Concho and Clinton, Oklahoma, expand the Concho and Clinton facilities to provide more gaming space and greater amenities, assume the management of and expand the Tribes’ existing Feather Warrior casinos in Watonga and Canton Lake, Oklahoma, and develop and manage new gaming facilities on tribal land in four other Oklahoma cities.  In addition to its expanded management responsibility, Southwest will pay for construction of a proposed $4.5 million Indian Health Service clinic building out of the management fees it receives under the new agreements. The Tribal Council’s resolutions require the agreements to be presented to the Tribal Council at a meeting scheduled for March 31, 2007 for final approval.

Under the terms of the resolutions adopted by the Tribal Council, the management agreements will run for five years beginning on the first day that Southwest begins management of the facilities under the new agreements.

The validity of the February 24, 2007 Tribal Council meeting has been challenged in the Cheyenne and Arapaho tribal court. The judge recently ruled that the meeting would be considered valid until a formal hearing on the issue could be held, likely in early May.

Under the Tribes’ Constitution adopted in 2006, gaming management agreements must be approved by the Governor of the Tribes and the Tribal Legislature, as well as the Tribal Council. The resolutions adopted by the Tribal Council direct the Governor of the Tribes to enter into the gaming management agreements on behalf of the Tribes within five days of final approval by the Tribal Council and direct the tribal Legislature to ratify the agreements no later than five days after the Governor signs it or, if the Governor does not sign, no later than 10 days after final approval by the Tribal Council.  The Governor has disputed the authority of the Tribal Council and the tribal legislature to cause him to take any action on a gaming management agreement or enter into a gaming management agreement without his approval.  The Governor has informed us that he will not review or negotiate the terms of the agreements prepared in response to the Tribal Council’s February 24th resolutions.

In general, gaming management agreements between Native American tribes and management contractors must also be approved by the Chairman of the National Indian Gaming Commission (NIGC) before becoming effective.

Although we have received Tribal Council approval as discussed above, several additional approvals are required to continue our management relationship with the Cheyenne and Arapaho Tribes beyond May 19, 2007 and we remain uncertain whether we will be able to do so.

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

Other Projects:

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

North Metro intends to construct its harness track and entertainment facility on approximately 180-acres located just north of the confluence of Interstates 35W and 35E north of the Minneapolis-St. Paul metropolitan area.  The facility will include a harness track and approximately 60,000 square feet of associated grandstand, card club and restaurant space and approximately 50,000 square feet of horse barns and maintenance buildings.  It will also include construction of internal roadways, surface parking, wetland mitigation and storm water treatment, as well as improvements to access roads.   An organization opposed to gambling had filed two lawsuits in attempts to block development of this facility and overturn the licenses granted to North Metro, which were successfully resolved in favor of North Metro and the Minnesota Racing Commission in 2006.  North Metro is now completing pre-construction activities at the site and working to close the construction financing for this project.

Consulting

In addition to managing Native American gaming facilities and owning and operating our own casinos, we also provide consulting services for gaming operations.

Recent Developments

In December 2006, we entered into an Asset Purchase Agreement to acquire the operations of the Double Eagle Hotel and Casino and Gold Creek Casino in Cripple Creek, Colorado for a total purchase price of approximately $23.6 million.  In addition, we agreed to enter into a 30-year lease with three 5-year extensions for the building and real estate in which these casinos operate.  We entered into the Asset Purchase Agreement with a third party that has a separate agreement to acquire the outstanding capital stock of the current owner of the Double Eagle and Gold Creek.  On March 15, 2007, the Colorado Division of Gaming granted licenses to operate these casinos to Southwest. The closing of the transactions contemplated in the Asset Purchase Agreement is subject to numerous conditions and risks, including the third party’s completion of the financing for and acquisition of the stock, our receipt of financing for purchase price and prepaid rent, completion of due diligence to the satisfaction of both parties, and other customary closing conditions.  (See Note 20 to the Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB).

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

(b)        Business of Company.

Principal Products or Services and Markets and Status of Publicly-Announced New Products or Services

Southwest develops, owns, operates and manages casinos, gaming facilities and related amenities in various markets across the United States. Based in Minneapolis, Minnesota, Southwest currently owns gaming operations in Colorado and manages approximately 543 employees of the tribal enterprises of the Cheyenne and Arapaho Tribes of Oklahoma under our management contract for those facilities.  We have approximately 150 full and part-time employees.  Our growth plans include diversifying and expanding existing operations, project development and pursuing new gaming opportunities.

Casino Management

Southwest Casino provides management services in connection with two Lucky Star casino facilities, one located in Concho, Oklahoma and the other located in Clinton, Oklahoma, under the terms of a management agreement with the Cheyenne and Arapaho Tribes of Oklahoma.  On January 22, 2005, the Tribes entered into a gaming compact with the State of Oklahoma that permits the Tribes to offer an expanded scope of gaming, including permitted card games, at the casinos we manage.  In April 2005, the Tribes’ gaming commission authorized us to offer this expanded scope of gaming at the Lucky Star Concho casino.  Our gaming management agreement with the Cheyenne and Arapaho Tribes has been extended twice and currently will expire on May 19, 2007.  Refer to further discussion surrounding the extension of the contract above under — “(a) Business Development — Casino Management”.

On March 24, 2006, Southwest entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians under which Southwest will manage the Tribe’s Seven Clans Paradise Casino in Red Rock, Oklahoma, just south of Ponca City and north of Stillwater.  The Otoe-Missouria Tribe submitted the Gaming Management Agreement to the National Indian Gaming Commission, who must approve it before it can be effective, on April 10, 2006.  The agreement has a five-year term that begins the day Southwest takes over management of the casino.  We cannot provide any services or receive any compensation under this agreement until it has been approved by the Chairman of the NIGC.  At this time we cannot predict how long that approval process may take or if approval will be received.  Also, while the Otoe-Missouria Tribe agreed to the original terms of the management agreement, it has not responded, and we cannot predict when or if it will respond, to comments and questions raised by the NIGC in connection with the NIGC’s review of that agreement.

Casino Operations

Southwest Casino owns and operates three gaming facilities in Cripple Creek, Colorado. Cripple Creek is a small, historic mining town near Colorado Springs that is permitted to engage in limited stakes ($5.00 limit) gaming. Eighteen casinos operate currently in Cripple Creek. The combined Gold Rush and Gold Digger’s facilities offer approximately 407 slot machines and a 4-table game area, while Uncle Sam’s Casino features approximately 65 slot machines.  We also own and operate the Palladium, an outdoor amphitheater adjacent to the Gold Rush and Gold Digger’s facilities that offers live entertainment and other special events. The impact of the Palladium on our financial results in the current year was minimal.

Through North Metro Harness Initiative, LLC, Southwest and its 50 percent partner MTR-Harness, Inc., an affiliate of MTR Gaming Group, Inc., were granted Class A and Class B licenses from the Minnesota Racing Commission on January 19, 2005 to develop and operate a harness racing track and card room facility on approximately 180 acres of land in Columbus Township, Anoka County, Minnesota.  Lawsuits against the Minnesota Racing Commission challenging the validity of those licenses concluded in favor of the Racing Commission and North Metro during July 2006.  We are now actively engaged in pre-construction activities and arranging construction financing for the project.

Once constructed and operating, this racing facility will offer pari-mutuel wagering on a 5/8-mile track with combined seating for over 2,000 track, restaurant and card room patrons.  In addition, the facility will accommodate simulcast wagering on live harness racing events broadcast into the facility.  As part of this harness initiative, we will seek authority from the Minnesota Racing Commission to operate a card room with approximately 50 gaming tables.  Under current law, before we can open this card room, we must conduct at least 50 days of live racing at the track and we are only permitted to simulcast harness races.  We intend to seek legislative authorization to begin card room operations before completing 50 days of racing and to simulcast races by all horse breeds, but cannot provide any assurance that this effort will succeed.

In December 2006, we entered into an Asset Purchase Agreement to acquire the operations of the Double Eagle Hotel and Casino and Gold Creek Casino in Cripple Creek, Colorado for a total purchase price of approximately $23.6 million.  In addition, we agreed to enter into a 30-year lease with three 5-year extensions for the building and real estate in which these casinos operate.  We entered into the Asset Purchase Agreement with a third party that has a separate agreement to acquire the outstanding capital stock of the current owner of the Double Eagle and Gold Creek.  On March 15, 2007, the Colorado Division of Gaming granted licenses to operate these casinos to Southwest. The closing of the transactions contemplated in the Asset Purchase Agreement is subject to numerous conditions and risks, including the third party’s completion of the financing for and acquisition of the stock, our receipt of financing for purchase price and prepaid rent, completion of due diligence to the satisfaction of both parties, and other customary closing conditions.  (See Note 20 to the Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB).

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

Competition.

The gaming industry, including the development, operation and management of casinos, racetracks and other types of gaming facilities, is highly competitive, especially given the rapid rate at which the industry is expanding.  For example, a number of management companies may make proposals to a particular Native American tribe for the development and management of a single Indian gaming facility, and any gaming facilities developed or managed by us will compete with a rapidly expanding number of other gaming facilities of varying quality and size, including gaming facilities that are part of national or regional chains, along with other forms of gaming and entertainment.  Similarly, with respect to projects we are pursuing or may pursue in the future, new competitors could surface at any time and present alternative proposals for consideration. Many competitors have available to them substantially greater financial and personnel resources than us. Competition in the future may also be affected by overbuilding which can adversely affect patronage levels. Given the current regulatory climate and limited number of new gaming opportunities, it is likely that competition in our industry will intensify in the future.

The approval of a law permitting Oklahoma to enter into gaming compacts with Native American tribes in the state permits expansion of Native American gaming opportunities in Oklahoma.  Even before the Oklahoma voters approved this measure in November 2004, it caused an increase in competition in the Oklahoma gaming market. Now that the law is in place and many tribes have entered into gaming compacts with the state, we have seen increased competition in Oklahoma and expect the number and size of casinos in this market to continue to grow.  We currently manage two facilities for the Cheyenne and Arapaho Tribes of Oklahoma, and entered into an agreement to manage an additional facility for the Otoe-Missouria Tribe of Indians (which must be approved by the NIGC before it becomes effective) in the Oklahoma market.

The Cripple Creek, Colorado market in which we operate the Gold Rush, Gold Digger’s and Uncle Sam’s casinos consists of eighteen gaming facilities with approximately 4,731 machines, of which we operate 472.  The Cripple Creek market generated total gaming revenues of approximately $153 million during fiscal year 2006 (July 1, 2005 — June 30, 2006).  This is a very competitive market that has shown relatively slow revenue growth in recent years, even as the number of gaming devices continues to grow.  A new casino, expected to offer 700 gaming devices, is under construction, which will further increase competition in this market.  Our ability to maintain and grow our Colorado operations is largely dependent on our ability to increase our market share in a highly competitive environment.  We believe that the Gold Rush and Gold Digger’s Casinos attract customers primarily from Colorado Springs, Pueblo and surrounding areas; while Uncle Sam’s Casino attracts customers primarily from the local Cripple Creek area.

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

Currently, the management fees we receive under our gaming management agreement with the Cheyenne and Arapaho Tribes of Oklahoma for the Lucky Star casinos in Concho, Oklahoma and Clinton, Oklahoma are our primary source of operating revenue. Our current management agreement terminates on May 19, 2007.  If we are unable to extend our management relationship with the Tribes beyond that date, the loss of the management fees we receive for managing these facilities would have a material adverse effect on our financial condition.

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

At this time, we have a management contract with the Cheyenne and Arapaho Tribes of Oklahoma that has been approved by the National Indian Gaming Commission, which expires on May 19, 2007. Any modification or extension of this contract must also be approved by the NIGC.  We have also entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians in Oklahoma and this contract must be approved by the NIGC before it becomes effective. At this time we cannot predict when or if that agreement will receive NIGC approval.

In Colorado, we hold licenses issued by Colorado Division of Gaming for our Gold Rush, Gold Digger’s and Uncle Sam’s casinos in Cripple Creek.  On March 15, 2007, the Colorado Division of Gaming granted two additional licenses to us for operation of the Double Eagle Hotel and Casino and the Gold Creek Casino in Cripple Creek Colorado.  We have entered into an asset purchase agreement and long-term lease to acquire the businesses of and operate these casinos, but have not completed that acquisition.  The licenses for the Double Eagle and Gold Creek are conditioned on (1) Southwest taking full possession of the casinos and their gaming assets, and (2) because casino operators may only hold three licenses in Colorado, Southwest surrendering its licenses for the Gold Digger’s and Uncle Sam’s casinos.  If we complete our acquisition of the Double Eagle and Gold Creek casinos, we intend to close Uncle Sam’s Casino and combine the operation of the Gold Digger’s and Gold Rush casinos under a single license.

On January 19, 2005, the Minnesota Racing Commission voted to grant North Metro Harness Initiative, LLC, in which we own a 50 percent membership interest, licenses to develop and operate a harness racetrack and card club.

In connection with these licenses, the Colorado Division of Gaming, the NIGC and the Minnesota Racing Commission must approve any addition of a director, officer or five percent or greater shareholder.  In addition, any affiliate of ours, such as the joint ventures we have worked with in pursuit of some of our new gaming opportunities, is subject to review by and the rules and regulations of any jurisdiction in which we hold a gaming license, and we are subject to review by and the rules of jurisdictions in which they hold licenses.

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

The process of complying with all applicable state and federal governmental and tribal regulations is lengthy and has required and will continue to require the expenditure of substantial time and resources.  There can be no assurance that we will be able to comply on a continuous or timely basis with all applicable regulations, and delays in compliance, or failure to comply, could have a material adverse effect on our business, financial condition, results of operations and continuing licensability.  Changes in existing regulations or the adoption of new regulations at the federal level or in the states in which we currently operate or are pursuing new opportunities could delay or prevent our compliance with such regulations.  Our failure to comply with applicable laws or regulations, whether federal, state or tribal, could result in, among other things, the termination of management agreements to which we are a party or the suspension of one or more of our operations, either of which would have a material adverse effect on our business.

Regulation of Indian Gaming

The terms and conditions of management contracts for the operation of Indian-owned casinos, and of all gaming on Indian land in the United States, are subject to the Indian Gaming Regulatory Act (IGRA), which is administered by NIGC, and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior and the Bureau of Indian Affairs (BIA). The regulations and guidelines under which NIGC administers IGRA are evolving. The IGRA and those regulations and guidelines are subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.

We are required to provide the NIGC with background information on each of our directors and each shareholder who holds five percent or more of our outstanding securities, including a complete financial statement, a description of that person’s gaming experience, and a list of jurisdictions in which that person holds gaming licenses. Background investigations of key employees also may be required.  The four independent members of our Board of Directors joined our board before we submitted their background information to the NIGC.  Thus, those directors have agreed not to take any action in connection with our NIGC-approved management agreement with the Cheyenne and Arapaho Tribes of Oklahoma until the NIGC approves their service on our board.  These directors also will not take action with regard to our Gaming Management Agreement with the Otoe-Missouria Tribe of Indians if that contract receives NIGC approval until the NIGC approves their service on our board. We submitted the required background information for each of these directors to the NIGC on December 7, 2005, the same day that they joined our board. The NIGC has undertaken its related review, investigation and approval processes.

Under IGRA, the Chairman of the NIGC must approve our management contracts as well as any amendments to our management contracts and certain related agreements.  Our current Gaming Management Agreement with the Cheyenne and Arapaho Tribes of Oklahoma has been approved by the NIGC and our performance under it remains subject to NIGC regulation. The NIGC may review any management contracts and related agreements of ours for compliance with IGRA at any time in the future. The NIGC will not approve a management contract if any of our directors or a 5% shareholders (i) is an elected member of the Indian tribal government that owns the facility we contract with; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto.

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

In addition to IGRA, tribal-owned gaming facilities on Indian land are subject to a number of other federal statutes. The operation of gaming on Indian land is also dependent upon whether the law of the state in which the casino is located permits gaming by non-Indian entities, which may change over time. Any changes in state law regarding Indian or non-Indian gaming may have a material adverse effect on the casinos we manage and our business.

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

In addition to NIGC regulation, the Cheyenne and Arapaho Tribes of Oklahoma Gaming Commission (“Gaming Commission”) has primary jurisdiction over the Lucky Star casinos we manage for the Cheyenne and Arapaho Tribes of Oklahoma.  This Gaming Commission enforces the provisions of the Tribes’ gaming ordinance, which are subject to review by NIGC under standards established by IGRA and have received NIGC approval.  The Gaming Commission approves games played at the casinos, performs background checks and issues licenses to all employees of the casinos and to Southwest Casino and Hotel Corp. as manager of the casinos.  In addition, the Gaming Commission approves our internal control systems and insures that they meet the minimum internal control standards required by the NIGC, reviews reports required under our Gaming Management Agreement, the tribal gaming ordinance and as part of our internal controls, as well as conducts internal audits of our operations.  The Gaming Commission is also charged with regulating the expanded gaming permitted under the Tribes’ gaming compact with the State of Oklahoma.

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

Colorado issues five types of gaming and gaming-related licenses.  These licenses are revocable and non-transferable.  All persons employed at our Colorado casinos, and involved in gaming operations must obtain a Colorado gaming license.  All licenses must be renewed annually, except those for key and support employees, which must be renewed every two years.  Failure to maintain any of the licenses or approvals required to operate any of our Colorado casinos would have a material adverse effect on our operations.

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

We were fined a total of $55,000 in June 2004 for failure to comply with Colorado gaming regulations related to maintenance and review of statistical information regarding slot machine performance and have entered into an agreement with the Colorado Division of Gaming under which we agreed to bring our practices into compliance. Failure to do so could lead to suspension or revocation of our license. For more information, see the risk factor regarding risks we face in connection with obtaining, maintaining and renewing our gaming licenses under the heading “Risk Factors” below in Item 1 of this Report.

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

North Metro submitted a card club plan of operation for approval by the Racing Commission in connection with North Metro’s Class B license.  The card club plan has been submitted to the Racing Commission; however under current law North Metro will not receive formal approval of the plan until 50 days of live racing have been completed.  Once the card club plan of operation is approved, the Racing Commission will regulate the playing of “unbanked” or “player pool” card games at North Metro’s card club, as well as harness racing.  North Metro must reimburse the Racing Commission for its actual costs, including personnel costs, of regulating the card club.  North Metro must have the Class B license and card club authorization renewed annually by the Racing Commission after a public hearing (if required by the Racing Commission).

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

Costs and Effects of Compliance with Environmental Laws.

Gold Rush I, LLC, a wholly owned subsidiary of Southwest, leases real property in Cripple Creek, Colorado, a portion of which included a gas station and convenience store.  The gas station and related storage tanks were removed in October 1998, before Gold Rush I leased the property. We participate in a Corrective Action Plan approved by the Colorado Department of Labor and Employment, Division of Oil and Public Safety related to groundwater monitoring and remediation at the site. We have spent approximately $166,000 monitoring and remediating this site since we leased it in March 1999 and estimate the total cost of remediation at approximately $200,000. We have applied for reimbursement of some or all of these expenses from the Colorado Petroleum Storage Tank Fund and have received a total of $98,611 in reimbursement to date.  We have additional requests for reimbursement pending and will continue to request reimbursement of any additional expenses incurred in connection with monitoring and remediation.  We typically receive reimbursement of about two-thirds of our expenses incurred from the Petroleum Tank Storage Fund, but are uncertain whether we will continue to receive some or all of that reimbursement.

Number of Employees.

We currently employ approximately 150 full and part-time employees and we manage approximately an additional 519 full and 24 part-time employees of the Cheyenne and Arapaho Tribes of Oklahoma under our management agreement with the Tribes.

Risk Factors

In addition to the influences identified elsewhere in this report, there are several important factors that could cause our actual results to differ materially from those anticipated by us or that are reflected in any of our forward-looking statements.  These factors, which may impact the success of our operations and our ability to achieve our goals, include the following:

1.  Risks related to Southwest’s financial condition

 Our Gaming Management Agreement with the Cheyenne and Arapaho Tribes of Oklahoma (the “Tribes”) will expire on May 19, 2007.  The management fees we receive under this agreement are currently the primary source of Southwest’s operating revenue.  Any extension of the management agreement beyond May 19, 2007 can only occur with the consent of the Cheyenne and Arapaho Tribes of Oklahoma and the approval of the National Indian Gaming Commission.  We cannot assure you that any further extension will be granted and approved.  In addition, even if granted and approved, the National Indian Gaming Commission, or NIGC, and the Tribes have the power to unilaterally terminate or void the Oklahoma Agreement under certain circumstances, without any recourse by us.  If the Gaming Management Agreement is not extended beyond May 19, 2007, or if it is unilaterally terminated, it would eliminate the primary source of our operating revenue and have a material adverse impact on our business results.

We have an accumulated deficit and uncertainty with respect to achieving future profitability.  We have incurred substantial operating losses since inception and had an accumulated deficit of $9,702,835 as of December 31, 2006.  These losses are primarily the result of expenses related to our ongoing pursuit of new gaming opportunities.  There can be no assurance that we will be able to achieve profitability on a quarterly or annual basis in future periods.  Our future operating results will depend upon a number of factors, including (a) the continuation and future profitability of our Oklahoma and Colorado operations; (b) our ability to maintain our current gaming licenses and to obtain additional gaming licenses for new or expanded gaming facilities; (c) our ability to continue to maintain our contractual and working relationships with the Cheyenne and Arapaho Tribes of Oklahoma and to establish working relationships with other Native American tribes involved in gaming; and (d) our ability to successfully identify, secure licensing and maintain all necessary approvals and funding related to any additional future gaming opportunities.

We have a continuing need for additional capital. We anticipate that we will need substantial additional funding to develop a harness racing track and card room in Minnesota, to provide working capital to meet current and future obligations, and to fund additional gaming projects including the acquisition of the Double Eagle and others we may choose to pursue.  Our operating plans and financing needs are subject to change depending on, among other things, market conditions and opportunities; land, equipment or other asset-based financing that may be available in connection with our development of gaming facilities; cash flow from operations, if any; and the number of new gaming projects that we pursue. While additional funds may be provided through borrowings from institutional investors or project partners, equity stock offerings, equipment leasing or other forms of debt or equity financing, we do not have any unconditional commitments relating to additional financing and we cannot assure you that additional financing will be available when needed. Even if financing is available when required, we cannot assure you that it will be on terms favorable to us and our security holders in terms of cost or dilution.

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

We face litigation threats related to our June and July 2004 sale of convertible promissory notes.  In June and July 2004, Southwest Casino and Hotel Corp. sold an aggregate of $2,634,000 of convertible promissory notes to accredited investors.  The notes converted into Southwest Casino Corporation common stock in connection with our reorganization on July 22, 2004.  A group of loosely affiliated investors who participated in that offering, each of whom represented to us that they were “accredited” as defined by Rule 501(a) of the Securities Act of 1933, as amended, had previously demanded rescission of their investments and threatened to bring a lawsuit against us and our directors based on what they allege were inadequate disclosures by us at the time of the offering.  We believe these demands for rescission are without merit.  While these investors have not demanded rescission recently, these claims were not formally resolved and, if reasserted, we cannot assure you that we would be able to resolve these claims on a reasonable basis, if at all.  If we were to be unsuccessful in defending these claims, it could result in large damage awards.  The costs of defending these claims, as well as any damages we may be required to pay, could ultimately harm our business results and adversely affect future gaming license applications and renewals.

2.  ADDITIONAL RISKS RELATED TO SOUTHWEST’S NATIVE AMERICAN GAMING PROJECTS:

Our business activities related to Native American gaming projects are heavily regulated by the NIGC.  All of the gaming operations owned by Native American tribes that we manage or provide consulting services to are regulated by the National Indian Gaming Commission.  Any gaming management agreement we enter into with an Indian tribe, as well as any amendment to or extension of a gaming management agreement must be approved by the Chairman of the NIGC before the agreement becomes effective and we can provide any services or receive any compensation under that agreement.  In addition, background checks must be completed for all of our directors and executive officers and their service with us must be approved by the NIGC.  The NIGC’s approval process can be lengthy and, because we are required to reimburse the NIGC for its costs of background investigations and management agreement approvals, expensive.  For more information regarding the regulation of our operations by the NIGC, please see the discussion under the heading Regulation of Indian Gaming beginning on page 7 of this report.

The Cheyenne and Arapaho Tribes of Oklahoma adopted a new constitution for their tribal government that has altered the regulatory and political environment under which we manage two of their casinos.  During 2006 the Cheyenne and Arapaho Tribes of Oklahoma adopted a new constitution for their government.  The new constitution restructured the tribal government and has created uncertainty and disputes with regard to the authority of various branches and departments of the government to regulate tribal gaming and our operations.  Several of these disputes have resulted in lawsuits in tribal court to determine the appropriate roles of the new branches of government and government agencies.  This uncertainty has created difficulties for us in determining which government agencies and officials have authority to regulate the tribal casinos and our management of them.  This uncertainty has also made it difficult for us to negotiate a new or extended gaming management agreement with the Tribes because of disagreements within the tribal government over the authority to negotiate and enter into this agreement.  We believe the tribal government and the roles of its branches, agencies and officials will stabilize, however, we expect continued difficulties for at least one year (if we are successful in extending our management relationship with the Tribes beyond May 19, 2007) with regard to managing the Tribes’ Lucky Star casinos and efforts to extend our management relationship with the Tribes as a result of the adoption of the new tribal constitution.

We will continue to face legislative, political and judicial hurdles and adverse legislative and judicial actions, as well as challenges and delays due to regulatory oversight in connection with our Native American gaming operations.  The legislative, political, judicial and regulatory oversight environments related to Indian gaming are dynamic and can change rapidly and unpredictably.  Any adverse political, legislative, judicial or regulatory action by a Native American tribe with which we do business, including any ruling that limits gaming or the scope of gaming operations, could have a material adverse effect on our operations and financial conditions.  See the discussion under “Effect of Existing or Probable Governmental Regulations on Business” starting on page 7.

The National Indian Gaming Commission (NIGC) has expressed concern about the distribution of gaming proceeds by the Cheyenne and Arapaho Tribes of Oklahoma, for whom we manage casinos.  In December 2004, the NIGC notified the Cheyenne and Arapaho Tribes of Oklahoma that the NIGC is concerned the Tribes are not distributing properly the net revenue they receive from gaming operations.  The NIGC’s concerns relate to the use of gaming revenue after we have distributed it to the Tribes and are not related to our management of the Tribes’ casinos.  However, if the NIGC determines that the Tribes have committed a substantial violation of the Indian Gaming Regulatory Act, NIGC rules, or the Tribes’ gaming ordinance, it could bring an enforcement action against the Tribes.  If an enforcement action were successful, potential penalties range from fines to, in extreme cases, an order closing the Tribes’ gaming operations.  Even though the NIGC’s concerns are not related to our management of the Tribes’ casinos, closure of these facilities would eliminate the primary source of our operating revenue and have a material adverse impact on our business results.

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

Our facilities and operations, as well as our key personnel and some of our security holders, are subject to government and tribal background investigations.  Failure to complete these investigations satisfactorily could adversely affect our business and operations.  Our facilities and business operations on Indian land are subject to approval, regulation and oversight by, among others, the National Indian Gaming Commission, the Bureau of Indian Affairs, the Secretary of the Interior and various tribal authorities.  For example, all management agreements (and extensions or renewals of such agreements) for Class II or Class III gaming facilities (as defined in the Indian Gaming Regulatory Act) on Indian land must be approved by the NIGC and the terms of these management agreements must conform to various NIGC requirements.  The NIGC will not approve management agreements for Class II and Class III Indian gaming facilities (such as our Oklahoma operations) unless federally conducted background checks of our directors and officers, some of our security holders, and other parties interested in our management agreements have been completed satisfactorily. States entering into tribal-state compacts under which we may manage Class III gaming facilities may have similar (or more stringent) requirements for background checks.

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

We believe that the management and operation of Class III casinos generally present significantly greater revenue opportunities than Class II gaming facilities.  However, our ability to enter into Class III casino management agreements is dependent upon states entering into tribal-state compacts that permit Class III gaming, such as the compact recently approved in the State of Oklahoma. The majority of states have not entered into tribal-state compacts that permit Class III gaming.  We cannot predict with any certainty (a) which additional states, if any, will approve Class III gaming on Indian land; (b) the timing of any such approval; (c) the types of gaming that may be permitted by any tribal-state compact; or (d) whether any state will attempt to renegotiate or take other steps that may adversely affect existing tribal-compacts. To the extent that Class III gaming is limited it could restrict our growth potential.

3.  WE ARE IN THE PROCESS OF DEVELOPING A HARNESS RACETRACK AND CARD ROOM IN COLUMBUS, MINNESOTA ON THE NORTH SIDE OF THE TWIN CITIES METROPOLITAN AREA.  WE FACE SEVERAL RISKS SPECIFIC TO THAT DEVELOPMENT.

Southwest and North Metro Harness Initiative, LLC are dependent on MTR-Harness, Inc., a wholly owned subsidiary of MTR Gaming Group, Inc., the other 50 percent member of North Metro Harness Initiative, LLC, for a portion of the funds needed to continue development of the North Metro racetrack and card room.  Under the North Metro Harness Initiative, LLC Member Control Agreement, Southwest and MTR-Harness, Inc. now provide, in equal amounts, financial support for the ongoing operations of North Metro.  If Southwest is unable to make any needed capital contribution to those ongoing operations, MTR is the most likely alternative source of those funds.  If MTR were to make capital contributions in excess of Southwest, Southwest’s membership interest in North Metro would be diluted.  If Southwest or MTR were to fail to make any agreed upon capital contributions to North Metro’s operations, North Metro may not have the financial resources required to develop its racetrack and card room.  If North Metro is unable to develop its racetrack and card room, Southwest will not receive any revenue or profit from the operation of the facility and the value of Southwest’s investment in North Metro will be materially adversely affected.

Delays in developing North Metro’s racetrack and card room caused by the now concluded legal challenges to North Metro’s racing licenses increased the cost of the project.  Because the racetrack and card room facility that North Metro intends to develop will be built for that specific purpose and will have little or no value for other uses, North Metro could not proceed to construct the facility until we were confident that its racing licenses would not be overturned in connection with the prior legal challenges.  Thus, the legal challenges caused significant delays in developing the North Metro project.  These delays caused the costs of developing the facility to increase significantly due to, among other things, rising interest rates and borrowing costs, rising construction and labor costs, rising energy prices, and general inflation.  These rising costs will increase the ultimate development costs for the North Metro facility which will, in turn, delay and reduce the amount of revenue and profit generated by North Metro and available for distribution to Southwest.

Actions by the Minnesota state legislature may reduce the value of Southwest’s investment in North Metro.  In most years, the Minnesota state legislature considers several bills that would impact North Metro during its annual legislative session.  During the 2005 and 2006 legislative sessions, bills were introduced to permit slot machines (commonly referred to as a “racino”) at Canterbury Park, the other class A licensed pari-mutuel wagering racetrack in the state, without affording North Metro the same opportunity.  While unsuccessful to date, if any law that excludes North Metro from gaming opportunities afforded to Canterbury Park or Native American tribes is enacted, it could have a material adverse effect on North Metro’s operations.  Similarly, the legislature may consider proposals to reduce or even eliminate the scope of gambling North Metro will be permitted to offer under current law, or to increase the taxes that North Metro will be required to pay from its gaming revenue, either of which could significantly reduce the net revenue generated by North Metro.

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

We face risks in connection with obtaining, maintaining and renewing gaming licenses required for the conduct of our business.  The development and management of gaming facilities are subject to extensive licensing requirements and we cannot be assured that we will be able to obtain or maintain all necessary licenses, approvals and other clearances from regulatory authorities having jurisdiction over our gaming facilities.  Although we, and our affiliates, have obtained the governmental licenses, permits and approvals we believe are necessary for the development and continued management of our current operations in Oklahoma and Colorado and development of a harness racing track in Minnesota, we cannot be assured that we will be able to maintain or renew the necessary licenses, approvals and other clearances required for our operations.

All licenses that have been or may be obtained by us or our affiliates are subject to various conditions and in many cases will be subject to renewal.  Notwithstanding the fact that we believe we have earned a good reputation at federal, state and tribal levels relative to compliance and licensing ability, there is always the possibility that a failure to comply with gaming regulations or the conditions of any license we hold could have an adverse effect upon our ability to secure, maintain or renew our gaming licenses.  We were fined $50,000 by the Colorado Division of Gaming in June 2004 for failure to properly maintain and review statistical data on slot machine performance after receiving a warning letter regarding this deficiency and failing to comply with its recommended action for correction of the deficiency. We entered into a Stipulation and Agreement with the Colorado Limited Gaming Control Commission in which we admitted that we failed to comply with the applicable gaming regulations and agreed to take corrective action immediately. As part of these proceedings, James Druck, in his capacity as Manager of the facility in question, without any admission of guilt, agreed to take the steps required to insure our compliance in this matter and, further, agreed to pay the sum of $5,000 to Colorado’s Limited Gaming Fund as reimbursement for expenses incurred by Colorado in this investigation.  While this event has not had an adverse effect on any license we have renewed or applied for to date, it remains possible that it could have an adverse effect on licensing decisions in the future.  In addition, we must disclose this violation to other jurisdictions in which we hold or apply for gaming licenses. It is difficult to predict what impact, if any, that disclosure may have on our ability to obtain a license in those jurisdictions.

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

We will continue to face legislative and judicial hurdles and adverse legislative and judicial changes in addition to changes, challenges and delays from regulatory oversight.  The legislative, judicial and regulatory environments related to gaming are dynamic and change rapidly. Any federal, state or tribal action, adverse legislation, judicial or regulatory ruling or delay that limits gaming or constricts the scope of our gaming operations could have a material adverse effect on the gaming industry or our operations and financial condition.

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

Our directors are subject to the review and approval of the National Indian Gaming Commission.  Mr. Abramson, Mr. Chafoulias, Mr. Holmes and Mr. Schatzman each joined our Board of Directors on December 7, 2005, before we submitted their background information to the NIGC for review and approval.  We submitted the required background information for each of these directors to the NIGC on December 7, 2005, the same day that they joined our board.  In the event that any one of these directors is not approved by the NIGC, they will need to resign from the board.  In such an event we may need additional directors to meet the SEC’s independence requirements for our board and board committees.  There is no guarantee that we will able to find other suitable candidates who are willing to sit on our board in a timely manner.

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

In addition, now that we are conducting our gaming operations as a public corporation, we are subject to regulations under state and federal securities laws such as the Securities Act of 1933, the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002. Compliance with these laws and regulations requires that we add personnel, including four independent members of our Board of Directors who joined Southwest in December 2005.  All of these directors and some new personnel must complete background investigations before joining our company or performing any services for us. Requiring potential directors and employees to complete these investigations may make it more difficult to recruit qualified candidates and delays in completing background investigations could adversely impact our business and, in the case of director candidates, our ability to comply with Sarbanes-Oxley Act requirements regarding director independence on a timely basis.

The success of our current operations and our future growth potential are dependent upon our relationship with and the performance of certain third parties.  The successful operation of our various proposed gaming facilities will be dependent to a significant extent on the efforts of third parties.  For example, (a) with respect to any facility located on Indian land, we will not own the facility and will depend on the performance by a tribe of its obligations under the applicable management agreement; (b) with respect to the harness racing track and card room proposed for Minnesota, the success of that project will depend to a great extent on the expertise of our 50/50 partner in that venture, MTR-Harness, Inc., an affiliate of MTR Gaming Group, Inc., in managing racing facilities as well as the ability of our financing sources to meet their commitments to us; and (c) finally, with respect to any other project pursued by us, we may need to form partnerships or secure third party funding in order to meet the financial requirements that will likely transcend our own financial resources. The failure of any third party to perform its related contractual obligations could have a material adverse effect on our business and operations.  In addition, depending upon the structure of any particular joint venture, we may be held responsible for the acts or omissions of our co-venturers.

In early 2007, we sold common stock and warrants to buy shares of our common stock in a private placement (see Note 24 to the Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB). We likely will issue additional equity securities in the future, which will further dilute your share ownership.  Sales of a substantial number of shares of our common stock in the public market could lower our stock price and impair our ability to raise funds in new stock offerings.  We likely will issue additional equity securities to raise capital.  These additional issuances will dilute share ownership and potentially the value of the shares. Future sales of a substantial number of shares of our common stock in the public market or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise additional capital through the sale of equity securities.

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

Because our common stock is traded on the OTC Bulletin Board, the ability to sell shares in the secondary trading market may be limited.  Our common stock is traded currently in the over-the-counter market on the OTC Bulletin Board.  Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media, if any, of our company.  As a result, prices for shares of our common stock may be lower and more volatile than might otherwise prevail if our common stock was traded on a national securities exchange like The Nasdaq Stock Market LLC, The New York Stock Exchange or American Stock Exchange.

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

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.  The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:

•                  government regulatory action affecting our operations;

•                  actual or anticipated fluctuations in our operating results;

•                  general market conditions for the gaming industry;

•                  broad market fluctuations; and

•                  economic conditions in the United States or abroad.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of the common stock.  We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.

Item 2.          DESCRIPTION OF PROPERTY

We own, lease or manage the following real property:

Gold Rush I, LLC, a wholly owned subsidiary of Southwest Casino and Hotel Corp., operates the Gold Rush Casino with 321 slot machines, four table games, a bar/restaurant and 13 hotel rooms, and the Gold Digger’s Casino with 86 slot machines and a bar.  These properties are physically connected, but operate under separate Colorado gaming licenses.  We lease the casino buildings, another building that houses our marketing and accounting offices, the Gold Rush Palladium site, two additional storefronts and related parking lots under a 20-year lease from Mark and Annesse Brockley, Cripple Creek Development Corporation and Blue Building Corporation that expires in June 2019.  Gold Rush I pays base rent in the amount of $40,000 per month for this property, plus an additional payment based on the combined net income of the Gold Rush and Gold Digger’s casinos. Through 2006, we have not been required to make any additional payments based on combined net income. In addition, Gold Rush I assumed obligations to make numerous payments to third parties for outstanding accounts payable and debt obligations related to acquisition and operation of the Gold Rush and Gold Digger’s before we entered into this lease.  These additional payments are capped at $125,000 per month. If the payments exceed that amount, the excess amount is deducted from the base rent due.  In 2006, these assumed obligations averaged approximately $94,000 per month.  Gold Rush I also held an option to purchase this real estate that expired on February 28, 2005.

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

In addition to the Gold Rush and Gold Digger’s casinos, the lease with Mark and Annesse Brockley, Cripple Creek Development and Blue Building Corporation includes two additional storefronts that we sublease to a third party.  The monthly rent we receive for these properties is $1,000.

North Metro Harness Initiative, LLC, in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest, purchased approximately 180 acres of real property in Columbus Township, Anoka County, Minnesota during October 2005. North Metro intends to build a harness racetrack and card room on this site.  North Metro also acquired a separate 24-acre parcel in the city of Hugo in Washington County, Minnesota that will be used for wetland mitigation required in connection with the development of the harness racetrack and card room.  North Metro owns all of these properties and there are no material liens or encumbrances against them.  We estimate the total cost of this development to be approximately $62 million. As of December 31, 2006, the members of North Metro have provided approximately $16.1 million of that amount.  The members of North Metro will also contribute an additional amount of approximately $4.7 million with the remainder to be borrowed.  (See Note 5 to the Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB).

Lucky Star Concho and Lucky Star Clinton are enterprises of the Cheyenne and Arapaho Tribes of Oklahoma. Southwest Casino and Hotel Corp. manages these facilities under a NIGC-approved management agreement that terminates in May 2007.  As of December 31, 2006, Lucky Star Concho operated more than 900 gaming machines, both Class II machines as defined by the NIGC and Class III machines permitted under the compact between the Tribes and the State of Oklahoma, a restaurant and bar, 24 card games, including 13 tables of blackjack and 11 poker tables.  Lucky Star Clinton offers more than 370 gaming machines, all of which qualify as Class II machines, and a delicatessen.  In January 2005, the Cheyenne and Arapaho Tribes entered into a gaming compact with the State of Oklahoma that permits the Tribes to offer certain types of Class III gaming machines and specified card games.  In April 2005, the tribal gaming commission authorized us to offer these machines and games in Lucky Star Concho casino that we manage for the Tribes.  We also received tribal gaming commission authorization to offer Class III gaming machines at the Lucky Star Clinton casino in November 2006. In December 2006 we placed 34 Class III gaming machines in Lucky Star Clinton.

Southwest Casino Corporation leases 4,780 square feet of office space at 2001 Killebrew Drive, Suite 350 in Minneapolis, Minnesota with a base rent of $9,750 per month plus certain operating costs for its corporate offices under a five-year lease that expires in December 2009.

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

Item 3.          LEGAL PROCEEDINGS.

We are involved in various claims, legal actions and other complaints arising in the ordinary course of business.  In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in our financial statements and the ultimate outcome of these other matters will not have a material effect on our financial position or results of operations.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) of the National Association of Securities Dealers, Inc. under the symbol “SWCC.OB.”  The market for shares in our common stock is limited because only a small number of our outstanding shares are available for trading in the public market. The following table sets forth the high and low bid prices for our common stock, as reported by the OTCBB, for the fiscal quarters indicated:

	High	Low
Fiscal Year ended December 31, 2006:
Quarter ended Dec. 31, 2006	$0.70	$0.42
Quarter ended Sept. 30, 2006	$0.71	$0.40
Quarter ended June 30, 2006	$0.84	$0.51
Quarter ended March 31, 2006	$0.73	$0.40

Fiscal Year ended December 31, 2005:
Quarter ended Dec. 31, 2005	$0.84	$0.50
Quarter ended Sept. 30, 2005	$0.65	$0.22
Quarter ended June 30, 2005	$1.80	$0.55
Quarter ended March 31, 2005	$4.15	$1.15

These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Record Holders

As of March 12, 2007 there were 388 record holders of our common stock.

Dividends

We have not declared or paid any cash dividend on our common stock. Under the terms of our Revolving Credit and Term Loan Agreement with Crown Bank, we are prohibited from paying any dividends (other than dividends payable solely in Southwest stock) on any class of our stock.

Sales of Unregistered Equity Securities during Fourth Fiscal Quarter

We did not sell any unregistered equity securities during the fourth quarter of fiscal 2006.

Repurchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of fiscal 2006.

Item 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, the “Company”, “we”, “our” and “us”) for the years ended December 31, 2006 and 2005.

Summary of Consolidated Operating Results:

For the year ended December 31, 2006, Southwest had net income of $1,157,211 on revenues of $21,474,908 as compared to net income of $566,350 on revenues of $20,713,018 for the year ended December 31, 2005.  This amounts to earnings during 2006 of $0.06 per outstanding share on both a basic and fully-diluted basis as compared to earnings of $0.03 per outstanding share in 2005 on both a basic and fully-diluted basis, an improvement of $0.03 per share.  Income from operations for 2006 was $3,219,263 compared to $1,664,938 for 2005, an increase of 93%.

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

We continually evaluate other management, consulting, development and acquisition opportunities related to gaming that have the potential to generate new revenue streams for us.  New opportunities for which we have an agreement or have received the appropriate licenses include:

•                  On December 18, 2006, Southwest Eagle, LLC, a wholly-owned subsidiary of Southwest Casino Corporation, entered into an Asset Purchase Agreement and a long-term lease with Pinnacle Casinos and Resorts, LLC under which Southwest Eagle will, subject to the terms and conditions stated in the asset purchase agreement and lease, acquire the operating assets and lease the real property of the Double Eagle Hotel and Casino and Gold Creek Casino in Cripple Creek, Colorado (collectively, the “Double Eagle”). We will purchase these assets simultaneously with Pinnacle’s acquisition of all of the outstanding capital stock of Colorado Casino Resorts, Inc. (CCRI), the owner and operator of the Double Eagle, under a separate Securities Purchase Agreement between Pinnacle’s and CCRI’s current shareholders.

Under the terms of the Asset Purchase Agreement, we will acquire all of the operating assets of the Double Eagle, including all cash in machines and accounts, but excluding real property and improvements, for $12,625,000 and we will pay CCRI an additional $11,000,000 as prepaid rent.  We will pay $16,000,000 in cash at closing and $7,625,000 by delivery of a promissory note to Pinnacle.  We will also assume certain specified liabilities of CCRI, including accounts payable and all liabilities under contracts and leases connected with the operation of the Double Eagle.

The long-term lease for the real property and improvements provides that simultaneous with Pinnacle’s acquisition of the CCRI stock, Pinnacle will cause CCRI to enter into a 30-year net lease for all real property and improvements owned by CCRI in Cripple Creek, Colorado, and enter into a right of use agreement for all off-site real property that is or may be used in the operation of the Double Eagle.  Initial rent under this lease is $4 million per year, payable in equal monthly installments, and increases to $5.5 million by the 30th year.  We can extend the lease for up to 15 years under three 5-year options.  The lease requires us to pay all costs associated with the real property and improvements, including real estate taxes, but exclude costs of repair of structural defects, an insured casualty, or condemnation. The lease contains other customary terms and conditions.

The Colorado Division of Gaming granted licenses for the operation of the Double Eagle and Gold Creek casinos to Southwest on March 15, 2007.  These licenses are conditioned on (1) Southwest obtaining full possession of the casinos, and (2) Southwest surrendering its licenses to operate the Gold Digger’s and Uncle Sam’s casinos.  The parties intend to close Southwest’s acquisition of these casinos within 15 days of receipt of these licenses.

The closing of the transactions contemplated in the Asset Purchase Agreement is subject to numerous additional conditions, including Pinnacle’s completion of the financing for and acquisition of the CCRI stock, our receipt of financing for payment of the purchase price and prepaid rent, completion of due diligence to the satisfaction of both us and Pinnacle, and other customary closing conditions. (See Note 20 to the Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB).

Colorado Gaming Regulations allow for up to three licenses per operator.  The two licenses granted to operate the Double Eagle and Gold Creek casinos granted by the Colorado Division of Gaming on March 15, 2007 are conditioned on the termination of our Gold Digger’s and Uncle Sam’s licenses.  If we complete the pending acquisition of the Double Eagle and Gold Creek, we will close Uncle Sam’s and combine our Gold Rush and Gold Digger’s properties under one gaming license.

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

•                  On March 24, 2006 we entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians in north central Oklahoma.  Under this agreement, we will manage the Tribe’s Seven Clans Paradise Casino near Ponca City, Oklahoma.  Southwest will receive management fees equal to 20 percent of the net revenue from gaming and non-gaming activity at the facility.  The Management Agreement has a five-year term beginning on the date Southwest assumes management of the facility.  We have submitted the agreement to the National Indian Gaming Commission (“NIGC”) for approval.  The agreement is not effective, and we cannot provide any services or receive any compensation under the agreement until we receive that approval.  At this time we can not predict how long the NIGC will take to complete its ongoing background investigation of Southwest, the total costs related to the NIGC’s background investigation and approval process that Southwest will be required to pay, if or when the Tribe will respond to the NIGC’s outstanding comments on the management agreement and if or when the NIGC will approve the management agreement.

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

The Tribal Council of the Cheyenne and Arapaho Tribes of Oklahoma includes all enrolled members of the Tribes. On February 24, 2007, at a convened meeting of the Tribal Council, the Tribal Council voted to approve the terms of an extension and expansion of the gaming management relationship between the Tribes and Southwest.  The 183 members of the Tribes who attended the Tribal Council meeting voted to adopt resolutions approving proposed terms for, and authorizing an attorney for the Tribes to review the final terms of, gaming management agreements under which Southwest will continue to manage the Tribes’ existing Lucky Star casinos in Concho and Clinton, Oklahoma, expand the Concho and Clinton facilities to provide more gaming space and greater amenities, assume the management of and expand the Tribes’ existing Feather Warrior casinos in Watonga and Canton Lake, Oklahoma, and develop and manage new gaming facilities on tribal land in four other Oklahoma cities.  In addition to its expanded management responsibility, Southwest will pay for construction of a proposed $4.5 million Indian Health Service clinic building out of the management fees it receives under the new agreements. The Tribal Council’s resolutions require the agreements to be presented to the Tribal Council at a meeting scheduled for March 31, 2007 for final approval.

Under the terms of the resolutions adopted by the Tribal Council, the management agreements will run for five years beginning on the first day that Southwest begins management of the facilities under the new agreements.

The validity of the February 24, 2007 Tribal Council meeting has been challenged in the Cheyenne and Arapaho tribal court. The judge recently ruled that the meeting would be considered valid until a formal hearing on the issue could be held, likely in early May.

Under the Tribes’ Constitution adopted in 2006, gaming management agreements must be approved by the Governor of the Tribes and the Tribal Legislature, as well as the Tribal Council. The resolutions adopted by the Tribal Council direct the Governor of the Tribes to enter into the gaming management agreements on behalf of the Tribes within five days of final approval by the Tribal Council and direct the tribal Legislature to ratify the agreements no later than five days after the Governor signs it or, if the Governor does not sign, no later than 10 days after final approval by the Tribal Council.  The Governor has disputed the authority of the Tribal Council and the tribal legislature to cause him to take any action on a gaming management agreement or enter into a gaming management agreement without his approval.  The Governor has informed us that he will not review or negotiate the terms of the agreements prepared in response to the Tribal Council’s February 24th resolutions.

In general, gaming management agreements between Native American tribes and management contractors must also be approved by the Chairman of the National Indian Gaming Commission (NIGC) before becoming effective.

Although we have received Tribal Council approval as discussed above, several additional approvals are required to continue our management relationship with the Cheyenne and Arapaho Tribes beyond May 19, 2007 and we remain uncertain whether we will be able to do so.

Lucky Star - Concho

We earned management fees of $3,501,795 and $3,187,836 from Lucky Star - Concho during the year ended December 31, 2006 and 2005, respectively, an increase of 9.0%.   The increase in management fees for the year ended December 31, 2006 as compared to the same period in the prior year is the direct result of the Tribes signing a gaming compact with the state of Oklahoma in April 2005 and the subsequent addition and effective management of the new gaming opportunities permitted under that compact.  The compact allowed Lucky Star — Concho to offer its patrons card games including poker, as well as certain Class III electronic games permitted under the compact, all of which have resulted in a significant increase in revenue.  The increases as a result of the compact were partially offset by greater competition, which negatively impacted the second half of 2006, from other tribal gaming operations closer to Oklahoma City and from Remington Park, a racetrack in Oklahoma City that began offering electronic gaming near the end of 2005, and increases in fuel costs that reduced patrons’ discretionary spending.

Lucky Star - Clinton

We earned management fees of $2,363,885 and $1,723,269 from Lucky Star - Clinton during the year ended December 31, 2006 and 2005, respectively, an increase of 37.2%.   The increase in management fees is the result of an improved mix of games on the floor, including the introduction of slim line cabinets that allowed us to put more gaming machines in the same amount of space, and the successful renegotiation of machine vendor fees on a number of our more popular electronic games.  In early November 2006, we received a Class ‘B’ license under which Lucky Star - Clinton will also offer Class III games permitted under the gaming compact with the State of Oklahoma.  Even though Lucky Star — Clinton is at capacity in terms of how many gaming machines and customers the facility can accommodate, especially on weekends, we continue to anticipate increases in revenues during 2007 as a result of providing these additional gaming opportunities.

Other Matters

On March 4, 2006, the Tribes rescinded their prior approval of an amendment to the Gaming Management Agreement under which we were to assist them in developing an additional gaming facility at Canton Lakes, Oklahoma.  This amendment had been submitted to the NIGC for approval in September 2003, but that approval had not been received.   The management of Canton Lakes is part of the management agreement currently being approved by the Cheyenne and Arapaho Tribes discussed above.

Casino operations:

Gold Rush/Gold Digger’s Casino Results

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	Percentage Increase (Decrease)

Casino revenues	$13,930,824	$14,029,918	(0.7)%
Total revenues	14,640,824	14,811,603	(1.2)%
EBITDA(1)	3,145,945	3,096,275	1.6%
Operating margin	21.5%	20.9%

(1)           EBITDA is not a measurement of financial performance under GAAP.  Please see the discussion of our management’s use of EBITDA and the limitations of EBITDA as a performance measure under “Non-GAAP Financial Measures” on page 31.

Year Ended December 31, 2006 versus December 31, 2005:

Gold Rush/Gold Digger’s gaming revenues and total revenues were slightly lower than the prior year.  We attribute flat to slightly reduced gaming and total revenues at these casinos to increased competition from a nearby competitor who expanded their gaming floor and increased their slot capacity by more than 80 machines.  We expect this situation to stabilize in 2007, but anticipate further expansion in the market in future years.  For the year, EBITDA is slightly higher with an increase in the operating margin due to continued monitoring and containment of expenses.  We expect the first quarter of 2007 to be slightly down from the first quarter of 2006 as snowstorms and bad weather in January 2007 reduced customer traffic in Cripple Creek.

Uncle Sam’s Casino Results:

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	Percentage Increase (Decrease)

Casino revenues	$913,783	$952,067	(4.0)%
Total revenues	940,562	955,497	(1.6)%
EBITDA(1)	(467,462)	(643,016)	27.3%
Operating margin	(49.7)%	(67.3)%

(1)           EBITDA is not a measurement of financial performance under GAAP.  Please see the discussion of our management’s use of EBITDA and the limitations of EBITDA as a performance measure under “Non-GAAP Financial Measures” on page 31.

Year Ended December 31, 2006 versus December 31, 2005:

Uncle Sam’s casino revenues and total revenues were 4.0% and 1.6% lower during 2006 than 2005 as a result of increased competition from a nearby competitor who expanded their gaming floor and increased their slot capacity by more than 80 machines.  We offset some of the reduced casino revenues and total revenues by opening, late in the second quarter of 2006, a new bar named “Altitude Night Club & Bar”.  We improved EBITDA by $175,554 over the prior year as a result of closing the poker room in 2006 and continuing to monitor and contain costs.  We expect the first quarter of 2007 to be slightly down in comparison with the first quarter of 2006 snow storms and bad weather in January 2007 reduced customer traffic.  If we are successful in acquiring the Double Eagle casino we will be required to close Uncle Sam’s because Colorado Gaming Regulations allow casino operators to hold only three licenses in the State of Colorado.

Project Development costs for the years ended December 31, 2006 and 2005 were $290,623 and $736,739, respectively.  Project development costs for year ended December 31, 2005 included a $249,778 write off of an option to acquire the Gold Rush/Gold Digger’s real estate, which expired unexercised on February 28, 2005.  In addition, for the year ended December 31, 2005, the Company consolidated the results of operations of North Metro until October 20, 2005, recording development expenses of $407,382 net of minority interest in the loss from consolidated subsidiary of approximately $204,000.  North Metro is no longer consolidated in our financial statements.  See Note 5 to our consolidated financial statements.

During the year ended December 31, 2006, we continued to pursue other gaming opportunities.  During December 2006 we entered into an agreement to acquire the operations of the Double Eagle casino in Cripple Creek, Colorado, see discussion above under “Overview”.

In March 2006 we signed a five-year management contract with the Otoe-Missouria Tribe of Oklahoma.  We have submitted the agreement to the National Indian Gaming Commission for approval.  We cannot begin to perform work under this contract until it is approved.  Currently, the NIGC is performing a background investigation of the Company, its executive officers, directors and shareholders as part of its contract approval process.  In addition, the NIGC has reviewed the agreement and provided comments on it to Southwest and the Tribe on two occasions.  The Tribe has not responded to the second set of comments.  At this time, the Company cannot predict how long the background investigation may take to complete, the total costs related to the background investigation and approval process to be paid by the Company, if or when the Tribe will respond to the NIGC comments, and if or when NIGC might approve the management agreement.

In February 2006, we formed a new subsidiary to pursue opportunities in the charitable gaming market, Southwest Charitable Enterprises, LLC.  For the year ended December 31, 2006, this entity incurred approximately $105,000 in expenses, which are included in project development costs. In connection with entering into an agreement to acquire the Double Eagle we changed the name of Southwest Charitable Enterprises, LLC to Southwest Eagle, LLC, which will acquire and be the operating entity for that facility if we complete that transaction.

Corporate expenses were $2,774,022 and $2,480,942 during the year ended December 31, 2006 and 2005, respectively, an increase of $293,080.  The increase in corporate expenses during the year ended December 31, 2006 over the comparable period in 2005 is primarily due to increased board fees and salaries of approximately $296,000.

Interest Expense was $1,204,296 and $934,417 for the year ended December 31, 2006 and 2005, respectively.  Interest expense increased $269,879 during the year ended December 31, 2006 compared to the prior year primarily as a result of interest incurred in connection with the $2,500,000 loan we secured in October 2005 to meet our obligations to fund capital contributions to North Metro Harness Initiative, LLC.

Minority interest in loss of consolidated subsidiary and loss of unconsolidated subsidiary, net of tax benefit represents our partner’s share of the losses during the year ended December 31, 2005 and our share of the losses during the year ended December 31, 2006.  During a portion of the year ended December 31, 2005 until October 20, 2005 the results of North Metro were consolidated with our financial statements.  After October 20, 2005 North Metro became an unconsolidated subsidiary.  See Note 5 to our consolidated financial statements for our evaluation of the financial reporting for our 50% interest in North Metro.

Effective tax rate for the year ended December 31, 2006 and 2005 was 33.4% and approximately 34%, respectively.  At December 31, 2003, the Company established a deferred tax asset relating to net operating losses.  Management evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses would be utilized in 2006 based upon forecasted income for the Company in 2006.  As such we continued to record a deferred tax asset in the amount of $573,000 at December 31, 2005, which was net of a $1,896,000 valuation allowance.  During the year ended December 31, 2006, the Company recorded a tax provision and utilized the deferred tax asset established in prior years and remaining at December 31, 2005.  Management evaluated the remaining valuation allowance against the deferred tax assets at December 31, 2006 and did not reverse the valuation allowance due to the uncertainty of continuing the management relationship with the Cheyenne and Arapaho Tribes past May 2007.  As of December 31, 2006, the Company’s deferred tax asset is zero.  We recorded a tax provision for income generated during 2005.

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

Subsequent to December 31, 2006, our subsidiary North Metro entered into a commitment letter with a lender to provide a $41.7 million financing facility to build and construct the harness track and card room in Anoka County, Minnesota.  The commitment letter requires both members of North Metro to provide additional equity of approximately $4.7 million to be split equally by MTR and Southwest prior to closing the financing facility.  As such, we will be required to contribute $2.35 million prior to closing the financing facility, expected to occur in March 2007.  The financing facility will be made to North Metro and collateralized by the assets of North Metro and will be non-recourse to Southwest and MTR as members of North Metro, (See Note 5 to the Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB).

Subsequent to December 31, 2006, we redeemed 357,000 shares of the Company’s common stock for $321,300 in accordance with Article XI of the Company’s Articles of Incorporation.  The redemption price has been paid into an escrow account pending receipt of the stock certificates represented the redeemed shares for cancellation.  (See Note 22 to the Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB).

On January 24, 2007 and February 23, 2007 we entered into a Securities Purchase Agreement (“SPA”) with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, under which we sold approximately 7.4 million unregistered shares of our common stock and warrants to purchase an aggregate of approximately 3.0 million shares of its common stock in a private placement.  The purchase price for one share of our common stock with a warrant to purchase 0.4 shares of common stock was $0.55. The warrants are exercisable for a period of five years, beginning six months after the date of issuance, at an exercise price of $0.61 per share.   The investors received certain registration rights as defined in the agreement.

The private placement resulted in net proceeds to Southwest of approximately $4.0 million, after the deduction of estimated offering expenses.

The following officers and directors of Southwest participated in the private placement on the same terms as the other investors: James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director.  Other than with respect to the Securities Purchase Agreement, there are no material relationships between Southwest, on the one hand, and any of the other investors in the private placement, on the other hand.  (See Note 24 to the Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB).

As a result of entering into an asset purchase agreement to acquire the operations of the Double Eagle casino located in Cripple Creek, Colorado we will need to raise debt financing. We have entered into a term sheet (amended March 20, 2007) and received a confirmation of credit approval for debt financing of this acquisition.  Under the amended Term Sheet, the lender will provide a senior credit facility in the amount of $20 million, which consists of an $18 million Term Loan A and $2 million Term Loan B.  Term Loan B will fund if and when our existing gaming management relationship with the Cheyenne and Arapaho Tribes of Oklahoma is renewed or extended on terms reasonably satisfactory to the lender.  See further discussion above in the “Overview” section and Note 24 to the Consolidated Financial Statements included in this Annual Report on Form 10-KSB.

We believe our cash flows from operations along with the proceeds received in connection with our SPA will be sufficient to meet our normal operating and debt repayment requirements during the next twelve months as well as funding our equity requirement to North Metro and redemption of securities as discussed above.  If we are unsuccessful in continuing our management relationship with the Cheyenne and Arapaho Tribes past May 2007, we will likely have to raise additional capital through debt or equity financing for periods after the next 12 months.

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

Net cash provided by operating activities during the year ended December 31, 2006 and 2005 was $4,610,466 and $2,172,172, respectively.  The increase of $2,438,294 is primarily due to an increase in management fees of $954,575, decreased management fee receivable of $411,288 (due to a payment received in late December 2006 relating to the December management fee earned from the Cheyenne and Arapaho management contract which in the prior year was not received until January of the following year), decreased payments of accounts payable and accrued liabilities of $696,424, and a decrease in project development costs of $196,338, net of the write-off of an option to purchase the real estate at Gold Rush, which expired unexercised in February 2005, of $249,778.

Net cash used in investing activities for year ended December 31, 2006 and 2005 was $1,427,981 and $4,056,164, respectively.  The decrease of $2,628,183 in use of cash between the periods was due primarily to a decrease in our cash required to fund the development of North Metro by approximately $2.0 million, reduced payments for the purchase of property and equipment of approximately $180,000 and payments to related parties (from a prior project which was terminated in 2004 but the note to the partner in the project was not paid in full until 2005) made in 2005 of approximately $458,000 which were not made in the current year.

Net cash used in financing activities for the year ended December 31, 2006 was $2,846,370 compared to net cash provided by financing activities for the year ended December 31, 2005 of $2,328,581.  During the year ended December 31, 2006 we made payments of $2,675,826 on long-term borrowings.  During the year ended December 31, 2005 we made payments on long-term borrowings and notes payable of $1,287,828, which were offset by proceeds from a term loan entered into in October 2005 for $2.5 million and funding of $1,167,408 from our minority partner in NMHI (at that time, North Metro was a consolidated subsidiary of Southwest and those contributions were reported as cash provided by financing activities).  The increase in payments on long-term obligations during 2006 is primarily related to our $2.5 million term note entered into in October 2005.   For the year ended December 31, 2006, we made principal payments of $1,755,951 relating to the term note.  During 2006, we paid $110,000 to three officers related to unpaid compensation from prior periods.  During 2006, we also made payments related to financing costs of $72,544.

Line of Credit.   On October 20, 2005, we established a $450,000 line of credit with Crown Bank of Minneapolis, Minnesota that replaced a $450,000 line of credit with Associated Bank of Minneapolis.  The line of credit is due April 30, 2007 with a variable interest rate at one percent above prime but not less than 7.5% (9.25% at December

31, 2006).  As of December 31, 2006, the outstanding balance was $446,292.  Our three principal officers have guaranteed up to $300,000 of this line of credit.

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

The Company entered into an amendment of its term loan with Crown Bank in October 2006.  The agreement has been amended to allow the Company repay the remaining principal in seven equal payments through April 30, 2007 as opposed to the original agreement under which the Company would have been required to repay the remaining principal in five equal principal payments through March 1, 2007.  Monthly principal payments are $148,810 as compared to the original payments of $208,333.

Equipment Loan.  On December 23, 2005, the Company negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our three casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 8.25% as of December 31, 2006.   The outstanding balance as of December 31, 2006 was $354,833.

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

Significant Accounting Policies and Estimates:

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States.  Certain of our accounting policies, including, but not limited to, the estimated lives assigned to our assets, the determination of bad debt, asset impairment, and income taxes, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  We cannot assure you that our actual results will not differ from our estimates.  For a discussion of our significant accounting policies and estimates, please refer to our Notes to Consolidated Financial Statements presented in our 2006 Financial Statements.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 was $166,703 and included both compensation expense for share-based payment awards granted before, but not vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted after January 1, 2006. There was no share-based compensation expense related to employee and director stock options and employee and director stock purchases recognized during the year ended December 31, 2005.

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

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. No tax benefit has been recorded on the share-based compensation for the year ended December 31, 2006.

New Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value.  SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for our fiscal-2007 year.  We do not believe the adoption of SFAS No. 156 will have a material impact on our consolidated financial position or results of operations.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes.” Pursuant to Interpretation No. 48, the Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit, based solely on the technical merits of the position as of the reporting date. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized. The term “more-likely-than-not” means a likelihood of more than 50 percent. Interpretation No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. The cumulative effect of initially applying Interpretation No. 48 will be recognized as a change in accounting principle as of the date of adoption. We have begun to evaluate the impact of applying this interpretation as of January 1, 2007, the effective date of the interpretation for us.  We do not expect Interpretation No. 48 to have a material impact on our financial position, results of operation or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on our consolidated results of operations, cash flows or financial position.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  We are evaluating the impact of this statement.

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

Forward-Looking Statements:

This Annual Report on Form 10-KSB contains “forward-looking statements.”  You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements often contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations of those words or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

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

•                  the effects of environmental and structural building conditions relating to the Company’s properties; and

•                  changes in laws (including increased tax rates), regulations or accounting standards, third-party relationships and approvals, and decisions of courts, regulators and governmental bodies.

Any forward-looking statements speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7.          FINANCIAL STATEMENTS.

[Letterhead of Eide Bailly LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Southwest Casino Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Southwest Casino Corporation (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Casino Corporation as of December 31, 2006 and 2005 and the results of its operations its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Minneapolis, Minnesota

March 21, 2007

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheets

December 31, 2006

	2006	2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,531,260	$1,195,145
Cash - Restricted	—	2,656
Accounts Receivable	55,321	125,341
Management Fees Receivable	102,185	443,453
Inventories	173,216	148,283
Prepaid Expenses	588,731	574,371
Other Current Assets	120,918	40,000
Total Current Assets	$2,571,631	$2,529,249

PROPERTY AND EQUIPMENT
Leasehold Improvements	15,747,888	15,671,888
Furniture and Equipment	6,046,315	5,984,114
Accumulated Depreciation	(10,940,192)	(9,547,838)
Net Property and Equipment	$10,854,011	$12,108,164

OTHER ASSETS
Intangible Assets	$269,038	944,730
Other Assets	106,249	61,150
Investment in Unconsolidated Subsidiary	5,054,020	4,298,367
Deferred Tax Asset	—	573,000
Total Other Assets	$5,429,307	$5,877,247

TOTAL ASSETS	$18,854,949	$20,514,660

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$535,294	$638,409
Accrued Expenses	972,804	1,076,238
Accrued Liabilities - Related Parties	122,467	232,467
Notes Payable	446,292	446,292
Current Portion of Long-Term Liabilities	1,720,193	2,778,571
Accrued Interest Payable	5,927	17,552
Total Current Liabilities	$3,802,977	$5,189,529

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$7,495,224	$9,112,672

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 Shares Authorized	$—	$—
Common Stock, $.001 Par Value 75,000,000 Shares Authorized, 19,688,656 and 19,588,656 Shares Issued and Outstanding at December 31, 2006 and 2005, respectively	19,689	19,589
Additional Paid-in Capital	17,239,894	17,052,916
Accumulated Deficit	(9,702,835)	(10,860,046)
Total Stockholders' Equity	7,556,748	6,212,459

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,854,949	$20,514,660

See Notes to Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2006 and 2005

	2006	2005
NET REVENUES
Casino	$14,844,607	$14,981,985
Food & Beverage/Hotel	556,475	582,546
Management and Consulting	5,865,680	4,911,105
Entertainment	17,429	26,178
Other	190,717	211,204
	21,474,908	20,713,018

EXPENSES
Casino	$11,492,218	$11,839,907
Food & Beverage/Hotel	1,410,887	1,474,223
Corporate Expense	2,774,022	2,480,942
Project Development Costs	290,623	736,739
Entertainment	117,905	158,204
Depreciation and Amortization	2,169,990	2,358,065
	18,255,645	19,048,080

INCOME FROM OPERATIONS	$3,219,263	$1,664,938

OTHER INCOME (EXPENSE)
Interest Income	$2,849	$6,899
Interest Expense	(1,204,296)	(934,417)
Loss on Disposition of Property and Equipment	(6,932)	(44,813)
	(1,208,379)	(972,331)
Income (loss) before income taxes, equity in earnings
of unconsolidated subsidiaries and minority interest in
in loss of consolidated subsidiary	2,010,884	692,607

Income Taxes	(670,800)	(291,000)
Minority Interest in Loss of Consolidated Subsidiary	-	204,173
Loss of Unconsolidated Subsidiaries, Net of Tax Benefit	(182,873)	(39,430)

NET INCOME (LOSS)	$1,157,211	$566,350

Income (Loss) per Share - Basic	$0.06	$0.03
Income (Loss) Per Share - Diluted	$0.06	$0.03
Weighted Average Common Shares Outstanding - Basic	19,675,779	19,531,402
Weighted Average Common Shares Outstanding - Diluted	20,651,331	22,463,724

See Notes to Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2006 and 2005

	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$1,157,211	$566,350
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Minority Interest in Loss of Consolidated Subsidiary	—	(204,173)
Depreciation and Amortization	2,169,990	2,358,065
Amortization of Loan Costs	162,906	28,770
Loss on Disposition of Property and Equipment	6,932	44,813
Impairment Loss on Gaming Equipment	—	69,290
Stock Based Compensation Expense	175,078	20,625
Loss of Unconsolidated Subsidiaries	244,673	39,430
Change in Current Assets and Liabilities,
(Increase) Decrease in Restricted Cash	2,656	199,491
(Increase) Decrease in Receivables	411,288	(191,320)
(Increase) Decrease in Inventories	(24,933)	6,441
(Increase) Decrease in Prepaid Expenses	(14,360)	(127,060)
(Increase) Decrease in Other Current Assets	(42,849)
(Increase) Decrease in Deferred Tax Asset	573,000	269,000
Increase (Decrease) in Accounts Payable	(96,067)	(1,004,506)
Increase (Decrease) in Accrued Expenses	(103,434)	189,179
Increase (Decrease) in Accrued Interest Payable	(11,625)	(92,223)
Net Cash Provided By Operating Activities	$4,610,466	$2,172,172

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(426,927)	(606,751)
Payment of Deposit	(728)	(1,126)
Payment of Capitalized License	—	(196,542)
Payments to Related Parties	—	(457,816)
Conversion of Consolidated to Uncosolidated Subsidiary	—	(19,185)
Investment in Unconsolidated Subsidiary	(1,000,326)	(2,774,744)
Net Cash Used In Investing Activities	$(1,427,981)	$(4,056,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Payments on Short-Term Notes Payable	$—	$(433,839)
Proceeds from Long-Term Borrowings	—	2,500,000
Principal Payments on Long-Term Borrowings	(2,675,826)	(853,989)
Proceeds from Investors in Consolidated Subsidiary - Minority Interest	—	1,167,408
Proceeds from Issuance of Common Stock	—	24,001
Proceeds from Issuance of Common Stock and Exercise of Warrants	12,000
Settlement of Convertible Subordinated Debentures	—	(75,000)
Payments for Liabilities Owed to Related Parties	(110,000)	—
Payment of Deferred Financing Costs	(72,544)
Net Cash Provided (Used) by Financing Activities	$(2,846,370)	$2,328,581

Net Increase in Cash and Cash Equivalents	336,115	444,589

CASH AND CASH EQUIVALENTS
Beginning of Period	1,195,145	750,556
End of Period	$1,531,260	$1,195,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$1,006,812	$886,135
Income Taxes Paid	$22,506	$197

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital Assets Acquired with Acounts Payable	$7,303	$25,303
Conversion of Accounts Payable to Long-Term Debt	$—	$460,324

See Notes to Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2006 and 2005

	Common Stock
	Number of		Additional	Retained
	Shares	Amount	Paid-in Capital	Earnings	Total

BALANCE December 31, 2004	19,365,928	$19,366	$16,775,220	$(11,426,396)	$5,368,190

Issuance of Common Stock for Debt	22,728	23	24,978		25,001

Issuance of Common Stock upon Exercise of Warrants	200,000	200	23,800		24,000

Stock-based Compensation Expense Related to Warrants			20,625		20,625

Issuance of Warrants for Loan Guarantee			208,293		208,293

Net Income				566,350	566,350

BALANCE December 31, 2005	19,588,656	$19,589	$17,052,916	$(10,860,046)	$6,212,459

Issuance of Common Stock upon Exercise of Warrants	100,000	100	11,900		12,000

Stock-based Compensation Expense Related to Options and Warrants			175,078		175,078

Net Income				1,157,211	1,157,211

BALANCE December 31, 2006	19,688,656	$19,689	$17,239,894	$(9,702,835)	$7,556,748

See Notes to Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Southwest Casino Corporation

Southwest Casino and Hotel Corp. is the primary, wholly-owned operating subsidiary of Southwest Casino Corporation and was the parent company until the July 2004 reorganization that resulted in the current structure.  Southwest Casino and Hotel Corp. was organized under the laws of the State of Minnesota in 1992 under the name “Southwest Casino and Hotel Ventures, Inc.”  The Company has operated in the gaming industry since formation.

On July 22, 2004, Southwest Casino and Hotel Corp. merged with Lone Moose Acquisition Corporation, a wholly-owned subsidiary of Lone Moose Adventures, Inc., a Nevada corporation.  Lone Moose Acquisition Corporation was formed solely for the purpose of completing our reorganization.  Southwest Casino and Hotel Corp. was the surviving corporation in that merger and became a wholly-owned subsidiary of Lone Moose Adventures, Inc., which changed its name to Southwest Casino Corporation.  The reorganization represented a recapitalization of Southwest Casino Corporation with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded.  A recapitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective operating control after the transaction.  Southwest Casino Corporation emerged as the surviving reporting entity after the reorganization.

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

Gold Rush I, LLC

Gold Rush I, LLC, was formed during 1999 and operates the Gold Rush Hotel and Casino and Gold Digger’s Casino both in Cripple Creek, Colorado under a long-term capitalized lease agreement.

Southwest Entertainment. Inc.

Southwest Entertainment, Inc., located in Minneapolis, Minnesota, was formed on November 4, 1998. The company operates an outdoor amphitheatre for entertainment events in Cripple Creek, Colorado.

North Metro Harness Initiative, LLC (Unconsolidated)

North Metro Harness Initiative, LLC (North Metro) (a development stage Minnesota limited liability company) was formed on June 16, 2003 for the purpose of developing, owning, and operating a harness racetrack and card room north of Minneapolis, Minnesota, in Anoka County.  North Metro was issued licenses to own and operate the racetrack by the Minnesota Racing Commission on February 16, 2005.  Southwest Casino Corporation owns a 50% interest in North Metro.

SW Missouri, LLC

SW Missouri, LLC was formed on May 25, 2004.  Its sole asset is a 30% membership interest in Southwest Missouri Gaming, LLC.

Southwest Missouri Gaming, LLC (unconsolidated)

SW Missouri, LLC owns a 30% membership interest in Southwest Missouri Gaming, LLC, which was formed March 29, 2004.  This entity had no activities in 2005 or 2006.

Southwest Charitable Enterprises, LLC

On February 22, 2006, the Company formed a new subsidiary, Southwest Charitable Enterprises, LLC, a Minnesota limited liability company.  Southwest is the sole member of Southwest Charitable Enterprises, LLC, which will pursue business opportunities in charitable gaming.  In December 2006, the subsidiary’s name was changed to Southwest Eagle, LLC.  Southwest Eagle will be used to complete the acquisition of a casino in Colorado, see Note 20.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southwest Casino Corporation, its wholly-owned subsidiaries (referred to as “the Company” or “Southwest”), and North Metro Harness Initiative, LLC, which is accounted for as an equity investment, see Note 5.  All material inter-company transactions and balances have been eliminated in consolidation.

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

Receivables and Credit Policies

Accounts receivable are carried at face value less an estimated allowance for doubtful accounts. The carrying amount of receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will be collected.  Management reviews all trade receivable balances that exceed 30 days from the invoice date and, based on an assessment of the current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2006 and 2005 was approximately $343,000 and $393,000, respectively.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Employee Benefit Plan

The Company has established a defined contribution profit sharing plan for its eligible employees.  To be eligible, an employee must be 21 years of age and have completed one year of service.  Contributions to the plan are made at the discretion of management, based on results of operations from year to year.  No discretionary contributions were made during 2006 or 2005.

The Company has adopted a 401(k) retirement plan.  The plan provides for employee pre-tax salary deferrals of up to 10% of a participant’s compensation (not to exceed federal limits) and a matching contribution by the Company — dollar for dollar up to 3% and fifty cents per dollar up to 5% of the participant’s compensation. Employees are eligible for the plan if they have completed one year of service, as defined in the plan, and are at least 21 years old.  A participant is fully-vested after one year of service, as defined in the plan.  The Company’s matching contribution made and expensed for the years 2006 and 2005 was $109,383 and $93,889, respectively.

Property and Equipment

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

Depreciation expense was $934,840 and $1,122,920 for the years ended December 31, 2006 and 2005, respectively.

Leaseholds attributable to the lease in Note 10 have been capitalized in accordance with generally accepted accounting principles and are being amortized over the length of the lease, 20 years, using the straight-line method.

Amortization expense for these leaseholds was $725,340 for each of the years ended December 31, 2006 and 2005.   Total accumulated amortization of leaseholds was $5,897,291 and $5,171,951 at December 31, 2006 and 2005, respectively.

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

Income taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements.

Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not likely, they must establish a valuation allowance. The Company recorded a 100 percent valuation allowance against all deferred income tax assets as of December 31, 2006 and a partial valuation allowance at December 31, 2005.  See Note 13.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Stock based compensation

Effective the beginning of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. The Company implemented SFAS 123(R) using the modified prospective method, which does not result in the restatement of previously issued financial statements.  In all prior periods, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, recognized no compensation cost for employee stock options, but rather disclosed the related pro forma effect on net loss, see Note 11.

Operating segments

The Company has segregated its activities into three operating segments based on operating and management characteristics related to its sources of revenue or basis for accumulating assets or expenses.  The segments are defined as casino operations, casino management for unrelated parties, and project development activities.  Separate operations are aggregated based on the above general segment descriptions.

Legal defense costs

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in the event of any pending or threatened litigation or other disputed matters but rather, records such as period costs when the services are rendered.

Other comprehensive income

The Company does not have amounts to be disclosed as other comprehensive income.

Reclassifications

Certain minor reclassifications to previously reported amounts, have been made to conform to the current year presentation.

New accounting standards

Effective January 1, 2006, the company adopted SFAS No. 123(R) using the modified prospective method.  See Note 11 for information regarding stock-based compensation.

The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value.  SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Company’s fiscal-2007 year.  The company does not believe the adoption of SFAS No. 156 will have a material impact on the company’s consolidated financial position or results of operations.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company’s results of operations, cash flows or financial position.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company is evaluating the impact of this statement.

Management Financial Plans

The Company has completed two closings on an equity financing subsequent to year-end, see Note 24.  The net proceeds from the sale of securities were approximately $4 million.  As a result of the financing agreement entered into by North Metro, the Company will be required to fund an additional approximately $2.35 million subsequent to December 31, 2006 and prior to the loan closing, see Note 5 — “commitments”.  The Company’s management contract with the Cheyenne and Arapaho Tribes expires on May 19, 2007.  The Company is seeking an extension of this agreement beyond May 19, 2007, but is uncertain whether such an extension can be secured.  If this agreement is not extended, the Company will lose this revenue source in May 2007, see Note 24, which discusses the recent Tribal Council meeting and status of the contract extension.  The Company has also recently entered into an asset purchase agreement (referred to as the “acquisition”); see Note 20, which requires the Company to raise additional debt financing.  The Company has executed a Term Sheet, amended March 20, 2007 and received a credit confirmation from a lender for the required financing.  See Note 24.  The Company will be required to seek additional debt or equity financing beyond twelve months if the management contract terminates.  We may also seek debt and equity financing at various times throughout the year related to various initiatives.

NOTE 3 —PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverage provided gratuitously to customers, which was $1,155,521 and $1,115,953 in 2006 and 2005, respectively.

NOTE 4 — INTANGIBLE ASSETS AND CASINO MANAGEMENT AGREEMENT

	2006	2005
Casino management contract rights	$212,420	$722,229
Loan Costs	56,618	222,501
Total	$269,038	$944,730

The Company entered into an agreement with the Cheyenne and Arapaho Tribes of Oklahoma (CATO) for management of its casinos located in Oklahoma, which was to expire on May 19, 2004.  In exchange for extending the contract through May 19, 2007, the Company has transferred title of a tract of land to CATO.  The exchange took place in 2003.  Since the asset transfer is related to the extension agreement for management services, the cost of the land is being amortized as Casino management contract rights over the term of the agreement.

Management revenues of $5,865,680 and $4,911,105 were earned related to the agreement with CATO for the years ended December 31, 2006 and 2005, respectively.  The Company is seeking an extension of this agreement beyond May 19, 2007, but is uncertain whether such an extension can be secured.  If this agreement is not extended, the Company will lose this revenue source in May 2007, see Note 24.

Amortization expense of the contract rights for the years ended December 31, 2006 and 2005 was $509,810 and $509,805, respectively.  In October 2005 the Company entered into a loan agreement with Crown Bank. Amortization expense on the loan costs associated with the Crown Bank Note for the years ended December 31, 2006 and 2005 was $169,423 and $28,770, respectively.  See Note 10 for a discussion of this loan.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Amortization expense for future years is estimated as follows:

Year Ended December 31,	Contract Rights	Loan Costs

2007	$212,420	$56,618

NOTE 5—UNCONSOLIDATED SUBSIDIARY

North Metro Harness Initiative, LLC (“North Metro”)

Organization:

North Metro (a development stage Minnesota Limited Liability Company) was formed on June 16, 2003 for the purpose of developing, owning, and operating a horse race track and card room north of Minneapolis, Minnesota, in Anoka County.  North Metro has purchased land and obtained zoning, permitting and regulatory approvals for the proposed operations.  On June 8, 2004, Southwest Casino and Hotel Corp. (“Southwest”) sold a 50% interest in the Company to MTR — Harness Inc. (“MTR”), a wholly owned subsidiary of MTR Gaming, Inc. for $10,000, and a commitment to make additional contributions as discussed below.

Under the North Metro Member Control Agreement dated June 8, 2004, MTR was required to contribute $7,500,000, upon satisfaction of certain conditions and Southwest was required to contribute $2,500,000.  The amounts contributed in excess of the amounts agreed to under the Member Control Agreement were agreed upon by Southwest and MTR as managing members of the Company.  These amounts were contributed on an equal basis.

As specified in the Company’s Member Control Agreement, membership interests include financial rights, governance rights and voting rights.  Voting rights are assigned to members based on their proportionate voting interest.  Financial rights include allocation of net profits, losses and distributions.  Governance rights include all of a member’s rights other than financial rights and the right to assign financial rights.  A member of the Company may only assign governance and voting rights to another party with the consent of the remaining members, which consent may be withheld in any member’s sole and absolute discretion.  If a member assigns membership rights to another party and the other member or members do not consent to the assignee becoming a substitute member, the assignee will only be entitled to receive those distributions and allocations that would have been made to the assigning member and the assignee will not have any voting or governance rights.  As of December 31, 2006, Southwest and MTR each hold 50% of the voting rights. Financial and governance rights are determined in accordance with the Member Control Agreement dated June 8, 2004.

Net income, losses and distributions are allocated on a 50/50 basis to members in accordance with the member control agreement.

North Metro’s Member Control Agreement requires North Metro to make tax distributions to members on a quarterly and annual basis equal to 40% of the estimated taxable income of the company for the applicable time period, with annual tax distributions reduced by the amount of any quarterly tax distributions made during the tax year.  Tax distributions to the members shall be made in proportion to each member’s respective share of the taxable income of North Metro.

North Metro was formally organized as a limited liability company on June 16, 2003.  Prior to that date, agreements were consummated and amounts related to the business purpose of the Company were directly incurred and paid by Southwest or entities related to Southwest.

Accounting for North Metro:

The Company evaluates whether North Metro should be treated as a variable interest entity (“VIE”) subject to consolidation during the applicable reporting periods under Financial Accounting Standards Board Interpretation 46(R) — Consolidation of Variable Interest Entities (as amended).

Due to contributions of capital made by MTR as of October 20, 2005, in accordance with the North Metro Member Control Agreement dated June 8, 2004, the Company no longer provides financial support in excess of its 50 percent

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

decision making power. As of December 31, 2006, the Company has provided approximately 39 percent of the financial support, but still retains its 50 percent decision making power.  Therefore, since October 20, 2005, the Company has accounted for its investment in North Metro on the equity method.  The Company’s investment in North Metro as of December 31, 2006 and 2005 was $5,054,020 and $4,298,367, respectively, which is recorded on the Company’s consolidated balance sheets.

Until October 20, 2005, the Company had provided approximately 67 percent of North Metro’s financial support, but held only 50 percent of the North Metro voting power.  Because the Company would absorb financial losses of North Metro that were disproportionate to its 50 percent decision making power, the Company determined that North Metro was a VIE subject to consolidation until October 20, 2005.

On October 20, 2005, MTR made capital contributions of $5,760,043 to North Metro.  Of these contributions, $4,679,913 was required to fulfill MTR’s capital commitments to North Metro under the Member Control Agreement dated June 8, 2004.  The remaining $1,080,130 of these capital contributions was an additional contribution agreed upon by Southwest and MTR as managing members of North Metro.  These capital contributions by MTR resulted in MTR’s aggregate capital contributions to North Metro exceeding financial contributions from Southwest to North Metro.  Because it was no longer true that the Company would absorb financial losses in excess of its decision making power, North Metro was no longer consolidated with Southwest.  As such since October 20, 2005, financial results are reported as income (loss) from an unconsolidated subsidiary by the Company under the equity method of accounting.

On October 20, 2005, the Company also made capital contributions of $2,330,130 to North Metro.  Of these capital contributions, $1,250,000 was required to fulfill Southwest’s capital commitments to North Metro under the Member Control Agreement dated June 8, 2004.  The remaining $1,080,130 of these capital contributions was an additional contribution agreed upon by Southwest and MTR as managing members of North Metro.

North Metro used these capital contributions to complete the purchase of three separate parcels of land necessary to build and construct the harness track and card club in Anoka County, Minnesota.  The total cost of land acquired by North Metro is approximately $10.4 million as of December 31, 2006.

As of December 31, 2006, the Company has contributed $4,719,779 in consideration of its membership interests in North Metro.  In addition, the Company has advanced $1,656,051 for costs related to North Metro that the Company paid, and which exceeded the Company’s agreed pre-license capital contribution of $1,000,000, before the Minnesota Racing Commission granted racing licenses to North Metro.  These advances, together with interest, will only be paid out of first available cash from operations (and then after certain distributions to the members for income tax purposes).  The pre-licensing advances to North Metro are characterized as a membership preferred contribution made by the Company under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  The Company treats these payments as an additional investment in North Metro.  The Company has combined the advances (accounted for as a membership preferred contribution) and its capital contributions into an investment in an unconsolidated subsidiary on its financial statements and has accounted for this investment and all North Metro activity since October 20, 2005 under the equity method of accounting.

For the year ended December 31, 2005, the Company recorded $407,382 of project expenses related to North Metro in its consolidated financial statements relating to the period January 1, 2005 to October 20, 2005 (the period North Metro was consolidated with the Company).

For the years ended December 31, 2006 and 2005, the Company has recorded a loss from this unconsolidated subsidiary, net of tax benefit of $182,873 and $39,430.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

The following represents summary financial information for North Metro as of December 31, 2006 and 2005 and for the twelve months ended December 31, 2006 and for the period from October 20, 2005 to December 31, 2005:

		As of and For
	As of and For	the Period
	The Year	From October
	ended	20, 2005 to
	December 31,	December 31,
	2006	2005
North Metro:
Total assets	$15,587,187	$12,718,024
Total liabilities	1,411,109	53,245
Results of operations:
Revenues	$—	$—
Lobbying expenses	126,000	20,000
License fees — Minnesota Racing Commission	248,907	44,987
Other expenses	135,722	14,868
Total expenses	510,629	79,855
Interest Income	21,280	—
Net (loss)	$(489,349)	$79,855)

Southwest Casino Corporation:
50% share of net (loss)	(244,675)	(39,928)
Net tax benefit	61,802	498
(Loss) of unconsolidated subsidiary net of tax benefit	$(182,873)	$(39,430)

Commitments of North Metro:

On February 22, 2006 the Columbus Township Board of Supervisors approved a Development Agreement between North Metro and Columbus Township.  This Development Agreement, which incorporates the terms of the Conditional Use Permit issued by Columbus Township, formalizes North Metro’s agreement to make certain public improvements, including a township road and water and sewer utilities, on the site of its proposed harness racetrack and card room.  North Metro will construct and pay for these improvements and, once completed, the improvements will become the property of the Township.  The cost of these public improvements is included in North Metro’s estimates of overall development costs and will be financed as part of North Metro’s overall financing for the project.  Under the Development Agreement, North Metro is required to post a letter of credit for the benefit of Columbus Township in an amount equal to 125% of estimated $1.9 million cost of these public improvements before it can receive building permits for the project.

On August 21, 2006, North Metro entered into a Development Agreement with the Town of Columbus whereby North Metro, upon commencement of operations, will make annual payments to the Town of Columbus in the amount of $88,300.

North Metro entered into an Improvement Agreement with Columbus Township and Patricia, Mary and Jesse Preiner, the owners of the real estate immediately south of the site on which North Metro plans to build its harness racetrack and card room.  Under this Agreement, Columbus Township will construct a road and utilities through the Preiner property that will connect to the road and utilities that North Metro plans to build on its property and serve the harness track and card room.  The Township will pay for this construction through municipal bonds and then assess the cost of those bonds to the Preiner property and the property on which North Metro intends to develop the racetrack and card room.  The Columbus Township Board of Supervisors approved this Agreement on March 22, 2006.  The Columbus City Council approved an amendment to this agreement on December 13, 2006.  Under the Improvement Agreement, as amended, the Preiners will donate the land needed for the road and utilities to Columbus Township and pay $146,805 of the construction costs through assessments (plus up to an additional $55,000 in costs if the filling of certain wetlands on the Preiner property requires mitigation).  North Metro will pay all remaining costs, up to $1,513,705 to construct the road and utilities through assessments on its property.  The estimated cost of the road and utility construction is $1.66 million.  Assessed costs will be paid by North Metro over a 15-year period.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

North Metro has entered into an agreement with LaSalle Development Group, Ltd. (“LaSalle”) for the development of the land, building and related property for the race track and card room.  Fees related to the agreement total 3% of the project cost, not to exceed $750,000, which is defined as the total development cost less the cost to purchase the land.  The agreement began on May 1, 2003, and continues until the completion of the project, unless earlier terminated.  Fees are payable at a rate of $6,000 per month, plus applicable out of pocket expenses, beginning on May 1, 2003.  Upon the start of construction, two thirds of the expected fee (less previous monthly payments) is due.  If the agreement is terminated prior to the completion of the project, any unpaid fees are determined based on the completed status of the project at the time of termination, as defined in the agreement.  Thomas LaSalle, the principal of LaSalle Development Group, is a shareholder and warrant holder of Southwest Casino Corporation, which owns a 50% membership interest in North Metro.   North Metro paid LaSalle approximately $66,000 in fiscal year 2006 and paid approximately $277,000 from June 16, 2003 through December 31, 2006.

North Metro has entered into an agreement with a general contractor to provide construction manager services for the construction of North Metro’s harness race track and card club.  As per the terms of the agreement the construction manager will receive a fee of 2% of the guaranteed maximum price (“GMP”) of the construction contract.   The GMP has not been finalized as of December 31, 2006.  The contract allows for termination of the contract by North Metro and the contractor in accordance with the agreement.

North Metro has entered into an agreement with a company to provide architectural and design services related to North Metro’s harness race track and card club.  The total fee for these services is estimated to be approximately $1.5 million of which North Metro has incurred approximately $1.3 million as of December 31, 2006.

North Metro has entered into consulting agreements with non-related parties to monitor legislation and perform lobbying activities related to establishing and developing the race track and card room.  The agreements are generally on a month-to-month basis, and may be terminated by either party to the agreement.  North Metro has monthly obligations related to these agreements of approximately $18,000 during the legislative session and $8,000 for the balance of the year.

Payments to vendors made directly by Southwest and/or MTR are recognized as additional capital contributions to North Metro when paid.  North Metro’s operations are dependent on the continued financial support of Southwest and MTR.  Southwest and MTR will be required to contribute additional equity per the terms of a commitment letter entered into in January 2007, as discussed below.

In January 2007, North Metro entered into commitment letter that provides for a senior secured credit facility in the amount of $41.7 million.  The commitment letter requires the members to contribute equity of $20.8 million on or before the closing date of the loan.   The total cost of the project is expected to approximate $62 million.  As of December 31, 2006 the members had contributed $16,095,609, which includes the membership preferred contribution made by Southwest of $1,656,051.  The additional amount to be contributed by the members of approximately $4.7 million will be contributed equally (Southwest’s share will be approximately $2.35 million).  In December 2006, North Metro paid a work fee of $100,000 and an expense deposit of $150,000 to the lender in connection with providing the commitment letter and final loan facility.  North Metro has recorded the $250,000 as deferred financing costs on the balance sheet as of December 31, 2006.  Per the terms of the commitment letter, North Metro also paid a non-refundable commitment fee of $625,500 and an expense deposit in the amount of $200,000 on January 24, 2007.

The closing of the loan as described in the commitment letter is conditioned on satisfactory due diligence by the lender, the members contributing equity of $20.8 million, and other customary closing conditions.

The following describe the loan facility as described in the commitment letter.  The term of the loan is seven years with advances drawn in multiple draws thereafter on or prior to March 31, 2008 (“the construction period”).  Principal amortization in quarterly installments in the amount of approximately $104,000 will begin on the last day of the first full calendar quarter after the project opens.   Until the project is open, as defined in the agreement, the interest rate is based upon LIBOR plus 6% and after the project opens it will be reduced by 1.5%.  Interest is payable monthly in arrears.  Upon closing, a closing fee of $525,500, which is net of the fees previously paid of $725,500, will be due and payable in full (the total closing fee under the commitment letter is $1,251,000, which has been reduced by the commitment fee ($625,500) and the work fee ($100,000) that were paid previously and will apply toward the closing fee).  At closing an administrative fee of $250,000 will be due and payable in full.  An administrative fee of $250,000 will be due on each anniversary date of the loan with the amount being reduced to $150,000 once the project is open as defined in the agreement.  The facility will also include an unused fee of 4.5% on the balance of the unused credit facility payable monthly in arrears.   In addition to the principal amortization, North Metro will be required to make an annual prepayment in an amount equal to 50% of the excess cash flows, as defined in the agreement.  The facility is secured by all real and personal property of North Metro.  The facility is

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

non recourse to the members of North Metro.  The facility will also contain customary covenants.  Voluntary prepayment of the loan is permitted after the second anniversary of the loan at which time there are certain prepayment fees and exit fees, as defined in the agreement.

On February 23, 2007, North Metro entered into an extension letter, extending the closing date in the commitment letter to March 23, 2007 from the original date of February 23, 2007.  North Metro paid a fee of $208,500 for this extension, of which $104,250 will be applied to and further reduce the amount of the closing fee due at closing.

Legal Proceeding - North Metro:

North Metro intervened in litigation between an anti-gambling group and the Minnesota Racing Commission.  This litigation began in Ramsey County District Court in December 2004.  The anti-gambling group alleged that members of the Minnesota Racing Commission violated Minnesota’s “open meeting” law while considering North Metro’s application for licenses to build and operate a harness racetrack and card room in Columbus Township, Anoka County, Minnesota.  In June 2005, the District Court issued a summary judgment order dismissing plaintiff’s claims and in favor of the Minnesota Racing Commission and North Metro.  On June 6, 2006 the Minnesota Court of Appeals affirmed the decision of the District Court to dismiss the case.  The plaintiffs did not file a timely request for review with the Minnesota Supreme Court, concluding this lawsuit in July 2006.

In addition, on March 10, 2005, the anti-gambling group filed a petition with the Minnesota Court of Appeals appealing the Minnesota Racing Commission’s grant of Class A and Class B licenses to the Company to develop and operate the harness racetrack and card club.  On March 28, 2006, the Appellate Court affirmed the decision of the Minnesota Racing Commission to grant licenses to North Metro.  On June 20, 2006, the Minnesota Supreme Court issued an order denying further review of that decision and concluded the lawsuit.

NOTE 6 — SHORT-TERM NOTES PAYABLE

On October 20, 2005, the Company entered into an agreement to borrow up to $450,000 under a revolving line of credit.  The interest rate is Prime +1%, not less than 7.5%, due April 30, 2007.  Currently the interest rate is 9.25%. The note is secured by the majority of the Company’s assets.  The loan is also guaranteed to the extent of $300,000 by three principal officers of the Company.  See Discussion of Warrants Issued — Note 12.  As of December 31, 2006 and 2005 the balance outstanding is $446,292.

NOTE 7 — EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share:

Year ended December 31, 2006:	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings Per Share

Basic Earnings per Share	$1,157,211	19,675,779	$.06
Effect of Dilutive Securities:
Outstanding Options and Warrants	—	975,552
	$1,157,211	20,651,331	$.06

The following is a reconciliation of basic and diluted earnings per share:

Year ended December 31, 2005:	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings Per Share

Basic Earnings per Share	$566,350	19,531,402	$.03
Effect of Dilutive Securities:
Outstanding Options and Warrants	—	2,932,322
	$566,350	22,463,724	$.03

NOTE 8 — STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 75,000,000 shares of common stock with a par value of $.001 and up to 30,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with preferences

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

and designations determined by the Board of Directors.  As of December 31, 2006, there were no shares of preferred stock designated or outstanding.  Each share of common stock is entitled to one vote on all matters submitted to shareholders.  Under the terms of a gaming license held by a subsidiary of the Company, the Company has amended its Articles of Incorporation to provide that all shares of common stock are subject to redemption, at the discretion of the Board of Directors, at fair market value if an owner is determined to be a disqualified holder.  A disqualified holder is a stockholder whose ownership of Company stock or refusal to provide information to the Company or any applicable gaming authorities may result in the disapproval, modification or non-renewal of any contract, license or franchise related to the Company’s gaming operations.

During the years ended December 31, 2006 and 2005, the company issued the following shares of common stock:

Year Ended December 31, 2006

On February 16, 2006, the Company issued 100,000 shares upon exercise of warrants to purchase 100,000 shares of common stock and the receipt of $12,000 in cash.

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

NOTE 9 — OPERATING LEASES

On May 1, 1998, the Company entered into a five-year agreement to lease property located in Cripple Creek, Colorado.  The lease started the first day of the month that Uncle Sam’s began operations, April 9, 1999, and terminated on March 31, 2004.  The lease required payments of $12,000 per month.  During February 2004, the Company extended the lease for an additional five years. The new lease payments are $14,000 per month, expiring March 2009.

The lease agreement includes provisions whereby the Company has the option to purchase the property for $2,000,000 plus 50% of the increase in the fair market value of the building as of the expiration of the initial term.  In the event of termination by the tenant, the landlord may assess a penalty of $144,000.

The Company also leases office space for corporate offices.  The lease expires December 31, 2009.

Rent expense was approximately $284,400 for the years ended December 31, 2006 and 2005, respectively.

Future operating lease payments required as of December 31, 2006 are as follows:

2007	$284,400
2008	284,400
2009	158,400
Total	$727,200

NOTE 10— LONG-TERM OBLIGATIONS

Capital Lease

On April 9, 1999, the Company entered into a 20-year capital lease for the land and buildings relating to The Gold Rush Hotel and Casino and Gold Digger’s Casino.  The amount capitalized is based upon:

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Future minimum lease payments required under the capital leases as of December 31, 2006, are as follows:

2007	$1,574,675
2008	1,525,453
2009	1,266,936
2010	1,112,443
2010	1,078,535
Thereafter	5,958,298
Total minimum lease payments	12,516,340
Less amount representing interest	(4,399,804)
Present value of minimum lease payments	8,116,536
Less current portion	861,064
Long-term portion	$7,255,472

Crown Bank Term Loan and IGT Note

On October 20, 2005, the Company entered into a term loan to borrow $2.5 million.  The loan is secured by the majority of the Company’s assets.  The interest rate is Prime +1%, not less than 7.5%, and the loan is due April 30, 2007.  Currently the interest rate on this loan is 9.25%.  The loan required twelve equal monthly principal payments of $208,333 beginning April 1, 2006.  The repayment period will be extended to May 31, 2008, if the Company achieves certain business goals.  The loan is guaranteed by twelve shareholders of the Company, including three principal officers.  See Discussion of Warrants Issued — Note 12.

In October 2006, the Company entered into an amendment of its term loan with Crown Bank.  The agreement has been amended to allow the Company to repay the remaining principal in seven equal payments beginning November 1, 2006 through April 30, 2007 as opposed to the original agreement under which the Company would have been required to repay the remaining principal in five equal principal payments through March 1, 2007.  Monthly principal payments will be $148,810 as compared to the original payments of $208,333.

On December 23, 2005, the Company negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our three casinos in Cripple Creek, Colorado.  The loan is for a term of 48 months with interest equal to the prime rate.

Future minimum principal payments required as of December 31, 2006 are as follows:

2007	$859,129
2008	115,081
2009	115,081
2010	9,590
Total:	$1,098,881

NOTE 11 —STOCK OPTIONS

Stock option plans:

On July 15, 2004, Southwest Casino and Hotel Corp. shareholders approved the Southwest Casino and Hotel Corp. 2004 Stock Incentive Plan that had been adopted by the company’s Board of Directors effective June 1, 2004.  Under the terms of the reorganization completed July 22, 2004, Southwest Casino Corporation assumed the rights and obligations of Southwest Casino and Hotel Corp. under this plan.  The plan permits Southwest Casino Corporation to issue incentive awards to all employees of Southwest Casino Corporation or any of its subsidiaries and any non-employee directors, consultants or independent contractors of the Company or any of its subsidiaries. Incentive awards under the plan include “incentive options” under Section 422 of the Internal Revenue Code of 1986, “non-statutory stock options” that do not qualify for “incentive option” treatment, stock appreciation rights, restricted stock awards, performance units and stock bonuses.  A maximum of 1,500,000 shares of Southwest Casino Corporation common stock are reserved for issuance under the plan.   As of December 31, 2006, 925,000 options were issued and are outstanding.

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

DECEMBER 31, 2006 AND 2005

Valuation and Expense Information under SFAS 123(R)

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of the change was to decrease net earnings for the year ended December 31, 2006 by $166,703 and basic and diluted earnings per share by $0.01, as compared to what results for the period would have been had the intrinsic method been used. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized in the financial statements during the year ended December 31, 2005.

Options are granted to employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have terms of 5 to 10 years from the grant date and granted options typically vest quarterly over a one to three year period.  The fair value of each option is amortized into compensation expense over the period the option vests.  We have estimated fair value of all stock options as of the date of grant applying the Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The key assumptions used in determining the fair value of options during the year ended December 31, 2006 were:

Year Ended December 31, 2006
Expected price volatility	105% - 112%
Risk-free interest rate	4.42% - 5.05%
Weighted average expected life in years	10 years
Dividend yield	0%
Pre-vesting forfeiture rate	0%
Weighted-average Fair value	$0.61

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be zero for the year ended December 31, 2006 based primarily on historical experience.  If pre-vesting forfeitures occur in the future, the Company will record the benefit related to those forfeitures as the forfeitures occur.  In the Company’s pro forma information required under SFAS 123 for the periods before March 31, 2006, the Company also accounted for forfeitures as they occurred.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Status of options

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2004	1,720,000	$0.65
Granted	55,000	$0.50
Forfeited/cancelled/expired	—
Exercised	—
Balance at December 31, 2005	1,775,000	$0.64
Granted (1)	725,000	$0.66
Forfeited/cancelled/expired	—
Exercised	—
Balance at December 31, 2006	2,500,000	$0.65

Options outstanding at December 31, 2006	2,500,000	$0.65	6.1 years	$100,000
Options exercisable at December 31, 2006	2,040,417	$0.65	5.3 years	$81,617

(1) - See Note 17

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Southwest Casino Corporation closing stock price of $0.69 on December 29, 2006, that the option holders would have received had all option holders exercised their options as of that date.  As of December 31, 2006, the Company’s unrecognized share-based compensation related to stock options was approximately $304,000.  This cost is expected to be expensed over a weighted average period of two years.

Consolidated pro forma information required under SFAS 123(R)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) during the year ended December 31, 2005.  For the purpose of this pro forma disclosure, the value of the options is estimated using Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

Year Ended December 31, 2005
Net Income as Reported	$566,350
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effect	87,063
Pro forma net income	$479,287

Income per share:
Basic — as reported	$0.03
Basic — pro forma	$0.02
Fully-diluted — as reported	$0.03
Fully-diluted — pro forma	$0.02

The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 2005:

Year Ended December 31, 2005
Expected price volatility	103%
Average Risk-free interest rate	3.52%
Weighted average expected life in years	10 years
Dividend yield	0%
Pre-vesting forfeiture rate	0%
Weighted-average Fair value	$0.46

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  FSP 123(R)-3 permits the Company to elect from alternative transition methods for calculating the pool of tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R).  No tax benefit has been recorded on the share based compensation expense for the year ended December 31, 2006.

NOTE 12 — WARRANTS

Status of warrants:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2004	1,187,500	$0.36
Granted	1,300,000	0.53
Exercised	(200,000)	0.12
Cancelled	(200,000)	0.12
Warrants outstanding as of December 31, 2005	2,087,500	$0.51
Granted	0
Exercised	(100,000)	0.12
Cancelled	(150,000)	0.20
Warrants outstanding as of December 31, 2006	1,837,500	$0.56

As part of the July 22, 2004 reorganization, Southwest Casino Corporation assumed outstanding warrants of Southwest Casino and Hotel Corp. (predecessor parent company which was reorganized in July 2004 with the new parent being Southwest Casino Corporation a public entity, see Note 1) to acquire 1,187,500 shares of the Company’s common stock.  These warrants are exercisable subject to the occurrence of certain events at a weighted average price of $.36 per share as of December 31, 2004 and expire at various times through June 10, 2009.

At December 31, 2006 and 2005, the Company had 1,837,500 and 2,087,500 shares of common stock reserved for the exercise of warrants that have been granted in connection with debt and equity offerings and in lieu of cash payment for services provided.  The Company received $12,000 and $24,000 during 2006 and 2005, respectively on the exercise of warrants. The warrants expire at various times through 2009.  The Company has not computed any value or recognized any expense for those warrants where the conditions to exercise were considered unlikely to occur.

On October 20, 2005, the Company secured a $2.5 million term loan (see Note 10) with the guaranties of 12 Southwest Casino Corporation shareholders.  Under the shareholder guaranties, each guarantor is individually liable for a portion of the $2.5 million term loan.  As a condition to entering into the Loan Agreement, James Druck, Chief Executive Officer, Thomas Fox, President, and Jeffrey Halpern, Vice President of Government Affairs, were required by Crown Bank to become three of the 12 shareholder guarantors.  Mr. Druck, Mr. Fox and Mr. Halpern each personally guaranteed $100,000 of this borrowing.  As further required by Crown Bank, the guaranties of Mr. Druck, Mr. Fox and Mr. Halpern also apply to the revolving line of credit, while the guaranties of the other shareholders do not.  In consideration for these shareholder guaranties, Southwest Casino Corporation issued five-year fully exercisable warrants to purchase an aggregate of 1,250,000 shares of its common stock at an exercise price of $0.50 per share to the non-affiliated shareholder guarantors, including Gus Chafoulias who subsequently joined our Board of Directors, and $0.58 per share to Mr. Druck, Mr. Fox and Mr. Halpern.  The exercise price of the warrants issued in connection with the $2.5 million term loan was established based on fair market value at the time the loan was applied for but was lower than fair market value when the warrants were granted in connection with the loan closing.  The Company calculated the fair value of the warrants issued using the Black Scholes pricing valuation model and recorded the amount as a loan cost that is being amortized to interest expense over the term of the loan.  The Company recognized additional interest expense related to the warrants of $138,862 and $23,144 during 2006 and 2005, respectively, see Note 4.

The Company has granted stock options and warrants to purchase shares of its common stock to various investors, directors and key employees.  The exercise price of all stock options and warrants granted have been set at prices equal to or above the fair market value of the Company’s stock on the date of grant except for warrants issued in connection with the $2.5 million term loan.

On October 14, 2005, the Company issued warrants to purchase 40,000 shares to Corporate Capital Management, LLC and 10,000 shares to DMSR Investments at $1.00 per share in settlement of claims against the Company related to the Convertible Debt offering and proposed equity transaction.  The closing stock price of the Company’s

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

common stock was $0.57 on the date of grant.  No value was associated with the grant of these warrants based upon using a Black Scholes pricing model to value the warrants.

In connection with other warrants issued in exchange for services or settlement, the Company recognized $8,375 and $20,625 of expense in 2006 and 2005, respectively.

NOTE 13 — PROVISION FOR INCOME TAXES

	2006	2005
Current
Federal	$(683,701)	$(291,000)
State	(88,479)	(38,000)
Total Current	(772,180)	(329,000)

Deferred
Federal	89,764	—
State	11,616	38,000
Total Deferred	101,380	38,000

Total	$(670,800)	$(291,000)

A reconciliation of the income tax provision with amounts determined by applying the federal statutory rate to income before income taxes is as follows:

	2006	2005
Federal statutory income tax rate	(34.0)%	(34.0)%
State and local income tax rate	(4.4)%	(4.4)%
Effect of utilization of deferred tax liability (asset related to net operating losses and valuation allowance	5.0%	4.4%
Effective Tax Rate	(33.4)%	(34.0)%

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Current deferred tax assets (liabilities)	$—	$—
Non-current deferred tax assets:
Operating loss and contribution carryforwards	1,473,000	2,234,000
Property and Equipment	329,000	213,000
Alternative minimum tax carryforward	58,000	22,000
Total Deferred	1,860,000	2,496,000

Less Valuation Allowance	(1,860,000)	(1,896,000)
Net Deferred Tax Asset	$—	$573,000

Property and equipment deferred tax asset includes the development and pre-opening expenses capitalized for tax purposes in connection with the development of the racetrack and card room.

As of December 31, 2006, the Company has federal and state net operating loss carryforwards of approximately $3,900,000. These operating losses expire between 2015 and 2024.  The Internal Revenue Code limits the availability of net operating loss carryforwards to offset future taxable income if there has been a “change of ownership” as defined in Section 382 of the Internal Revenue Code.  Such a “change of ownership” could be triggered by sales of the Company’s securities by the Company or its shareholders.  Additionally, the excess of the alternative minimum tax (“AMT”) over regular federal income tax is a tax credit, which can be carried forward indefinitely to reduce future federal income tax liability.  At December 31, 2006, the Company has available $58,000 of AMT credit carryforward.  The income tax rate does not correspond to statutory tax rates due to the difference in the valuation allowance for deferred tax assets.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $122,467 and $223,467 as of December 31, 2006 and 2005, respectively.

At its meeting on April 26, 2006, the independent members of the Company’s Board of Directors approved one-time payments to James Druck, CEO, Thomas Fox, President, and Jeffrey Halpern, Vice President of Government Affairs, as partial repayments of the Company’s outstanding liabilities for their unpaid salaries, the majority of which is from years before 1998.  The Board approved payments of $50,000 to Mr. Druck and Mr. Halpern and $10,000 to Mr. Fox.  The Company made these payments to Mr. Halpern on April 28, 2006 and Mr. Druck and Mr. Fox on May 15, 2006.

During the years ended December 31, 2006 and 2005, the Company paid Berc & Fox Limited $17,950 and $17,648 for tax and accounting services, respectively.  North Metro paid Berc & Fox Limited $975 and $0 during the years ended December 31, 2006 and 2005, respectively for tax services.  The operations of Berc & Fox were acquired in January 2007 by Virchow Krause, Ltd.  Thomas Fox, our President, is a shareholder and officer in Berc & Fox Limited.

In connection with the Company’s investment in Southwest Missouri Gaming, LLC, the Company signed a one-year promissory note agreeing to pay to Prime Inc., the other member of Southwest Missouri Gaming, $367,000 plus interest at a variable rate equal to prime plus 2 percent for its share of expenses in connection with Southwest Missouri Gaming’s unsuccessful efforts to develop a riverboat casino in Rockaway Beach, Missouri.  Under the note, the Company agreed to pay $5,000 per month, a principal payment of $100,000 on July 1, 2005, and the balance of the note on December 31, 2005.  The note was secured by slot machines owned by Gold Rush I, LLC.  The note was paid in full on December 29, 2005 and the security interest has been released.  The investment in Southwest Missouri Gaming, LLC, was written off during 2004.

During the year ended December 31, 2005, the Company paid Jennifer Sparlin Druck $1,000 for entertainment services at the Gold Rush Palladium.  No amounts were paid during 2006.  Ms. Druck is the wife of James Druck, an officer of the Company.

NOTE 15 — PROJECT DEVELOPMENT COSTS

The Company continues to pursue additional gaming opportunities and as a result continues to incur project development expenses.  For the years ended December 31, 2006 and 2005, development expenses were $290,623 and $736,739.  Included in the year ended December 31, 2005 amount is a $249,778 write-off of an option to acquire the Gold Rush real estate that the Company allowed to expire unexercised on February 28, 2005.   In addition, the Company included development expenses incurred by North Metro Harness Initiative, LLC, in the Company’s consolidated financial statements for the period from January 1, 2005 through October 20, 2005 of $407,382, see Note 5.

NOTE 16 — SEGMENTED INFORMATION

Segmented information related to the year ended December 31, 2006 follows:

	Casino Operations	Casino Management	Project Development	Total
Revenues	$15,609,228	$5,865,680	$—	$21,474,908
Interest Revenue	659	2,190	—	2,849
Interest Expense	844,465	359,831	—	1,204,296
Depreciation & amortization	1,646,473	523,517	—	2,169,990
Segmented profit (loss) before income taxes	91,007	2,210,500	(290,623)	2,010,884
Income tax expense (benefit)	30,487	737,672	(97,359)	670,800
Loss of unconsolidated subsidiary, net of tax benefit			182,873	182,873
Investment in unconsolidated subsidiary			5,054,020	5,054,020
Total segmented assets	12,942,003	833,926	5,079,020	18,854,949
Expenditures for segmented assets	417,948	9,707	1,000,326	1,427,981

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Segmented information related to the year ended December 31, 2005 follows:

	Casino Operations	Casino Management	Project Development	Reconciling Items	Total
Revenues	$15,801,913	$4,911,105	$—	$—	$20,713,018
Interest Revenue	34	6,865	—	—	6,899
Interest Expense	789,621	142,836	1,960	—	934,417
Depreciation & amortization	1,833,836	524,229	—	—	2,358,065
Segmented profit (loss) before income taxes	(336,958)	1,768,264	(738,699)		692,607
Income tax expense (benefit)	(141,417)	742,671	(310,254)		291,000
Minority interest in loss of consolidated subsidiary			204,173		204,173
Loss of unconsolidated subsidiary, net of tax benefit			39,430		39,430
Investment in unconsolidated subsidiary			4,298,367		4,298,367
Total segmented assets	13,976,593	2,239,700	4,298,367		20,514,660
Expenditures for segmented assets	153,848	3,467	3,898,849	(1,167,408)	2,888,756

(1)           Reconciling Items are the adjustments to remove the contribution of equity by MTR while the Company consolidated North Metro.

Corporate expenses are included as a reduction in Casino Management income.  Corporate expenses have not been allocated to Casino Operations or Project Development.

NOTE 17 — BOARD OF DIRECTORS

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

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 19 — NEW MANAGEMENT CONTRACT

On March 24, 2006, Southwest entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians. Under the terms of the Gaming Management Agreement, Southwest will have exclusive management

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

responsibility for the Tribe’s Seven Clans Paradise Casino near Ponca City, Oklahoma. Southwest will receive management fees equal to 20 percent of the net revenue from gaming and non-gaming activity at the facility. The management agreement runs for 5 years beginning on the first day that Southwest begins management of the facility.

This agreement must be approved by the Chairman of the National Indian Gaming Commission (“NIGC”) before it becomes effective. Currently, the NIGC is performing a background investigation of the Company, its executive officers, directors, and shareholders as part of its contract approval process.  In addition, the NIGC has reviewed the agreement and provided comments on it to Southwest and the Tribe on two occasions.  The Tribe has not responded to the second set of comments.  At this time, the Company cannot predict how long the background investigation may take to complete, the total costs related to the background investigation and approval process to be paid by the Company, if or when the Tribe will respond to the NIGC comments, and if or when NIGC approval of the agreement may be received.

NOTE 20 — ACQUISITION

On December 18, 2006, Southwest Eagle, LLC (“Southwest Eagle”), a wholly-owned subsidiary of Southwest Casino Corporation, entered into an Asset Purchase Agreement and a long-term lease with Pinnacle Casinos and Resorts, LLC (“Pinnacle”) under which Southwest Eagle will, subject to the terms and conditions stated in the asset purchase agreement and lease, acquire the operating assets and lease the real property of the Double Eagle Hotel and Casino and Gold Creek Casino in Cripple Creek, Colorado (collectively, the “Double Eagle”). Southwest will purchase these assets simultaneously with Pinnacle’s acquisition of all of the outstanding capital stock of Colorado Casino Resorts, Inc. (“CCRI”), the owner and operator of the Double Eagle, under a separate Securities Purchase Agreement between Pinnacle’s and CCRI’s current shareholders.

Under the terms of the Asset Purchase Agreement, Southwest will acquire all of the operating assets of the Double Eagle, including all cash in machines and accounts, but excluding real property and improvements, for $12,625,000 and Southwest will pay CCRI an additional $11,000,000 as prepaid rent.  Southwest will pay $16,000,000 in cash at closing and $7,625,000 by delivery of a promissory note to Pinnacle.  Southwest will also assume certain specified liabilities of CCRI, including accounts payable and all liabilities under contracts and leases connected with the operation of the Double Eagle.

The Colorado Division of Gaming granted licenses for the operation of the Double Eagle and Gold Creek casinos to Southwest on March 15, 2007.  These licenses are conditioned on (1) Southwest obtaining full possession of the casinos, and (2) Southwest surrendering its licenses to operate the Gold Digger’s and Uncle Sam’s casinos.  The parties intend to close Southwest’s acquisition of these casinos within 15 days of receipt of these licenses.

The closing of the transactions contemplated in the Asset Purchase Agreement is subject to numerous conditions, including Pinnacle’s completion of the financing for and acquisition of the CCRI stock, Southwest’s receipt of financing for payment of the purchase price and prepaid rent, completion of due diligence to the satisfaction of both Southwest and Pinnacle, and other customary closing conditions.

Under the terms of the promissory note to be issued to Pinnacle, Southwest will make monthly payments of interest only at annual rates of three percent, four percent and five percent, respectively, during the first three years the note is outstanding. After the third year, Southwest will make monthly payments of its interest at Prime plus principal based on a 20-year amortization schedule.  The note will be due in full on its tenth anniversary.  With the consent of the note holder, Southwest may convert up to $4 million of the principal amount of the note into Southwest common stock at a price equal to the average closing market price of Southwest common shares for the 10 business days immediately preceding the conversion date.  The promissory note will be unsecured.  There is no penalty for prepayment.

The long-term lease for the real property and improvements provides that simultaneous with Pinnacle’s acquisition of the CCRI stock, Pinnacle will cause CCRI to enter into a 30-year net lease for all real property and improvements owned by CCRI in Cripple Creek, Colorado, including off-site real property that is or may be used in the operation of the Double Eagle.  Initial rent under this lease is $4 million per year, payable in equal monthly installments, and increases to $5.5 million by the 30th year.  Southwest can extend the lease for up to 15 years under three 5-year options.  The lease requires Southwest to pay all costs associated with the real property and improvements, including real estate taxes, but exclude costs of repair of structural defects, an insured casualty, or condemnation. The lease contains other customary terms and conditions.

On January 31, 2007, Southwest Eagle entered into two agreements, an Amended and Restated Lease Agreement and a Right of Access and Use Agreement, with Pinnacle.  These agreements have the effect of amending and

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

restating the terms under which Southwest intends to lease real property in Cripple Creek, Colorado from CCRI upon Pinnacle’s purchase of the outstanding stock of CCRI from its current owners and Southwest’s simultaneous acquisition of the operating assets of the Double Eagle from CCRI.

The Amended and Restated Lease provides that Pinnacle will cause CCRI to enter into a 30-year net lease for the real property and improvements on which the Double Eagle is located.  Unlike the Original Lease, the Amended and Restated Lease does not include other real property in Cripple Creek that is owned by CCRI but is not on the site of the Double Eagle.  The terms of the lease have not changed except to exclude certain property and include that property under a separate agreement, as discussed below.

With regard to the real property in Cripple Creek that is owned by CCRI but not on the Double Eagle site and is no longer included under the Amended and Restated Lease, Southwest and Pinnacle entered into a separate Right of Access and Use Agreement.  This off-site property consists of numerous parcels near the Double Eagle, portions of which are used for employee parking, valet parking and records, equipment and other storage. Under this agreement, Southwest will have the exclusive right to access and use this off-site property, except five specified parcels owned by CCRI that are not used in connection with the operations of the Double Eagle.  Southwest will pay a nominal annual fee for this right to use the property, which runs for the same 30-year term with three 5-year extension options as the Amended and Restated Lease.  Southwest will also pay costs to keep the off-site property in good repair, but unlike the property covered under the Amended and Restated Lease, Southwest will not be responsible for other costs associated with this property, including real estate taxes.  The use agreement also provides both Pinnacle and Southwest with the right to make improvements to the off-site property.  If Pinnacle determines to improve any portion of the off-site property then used in the operation of the Double Eagle, Pinnacle must provide an acceptable alternative site to Southwest for that use.

The transactions contemplated in the Amended and Restated Lease and the Right of Access and Use Agreement described above are contingent on: (a) Pinnacle consummating its acquisition of all of the outstanding capital stock of CCRI under the Securities Purchase Agreement between Pinnacle and the current CCRI shareholders, and (b) Southwest consummating its acquisition of the operations of the Double Eagle from Pinnacle and CCRI under the terms of the Asset Purchase Agreement dated December 18, 2006.  Following a dispute regarding satisfaction of conditions in the Securities Purchase Agreement between the current CCRI shareholders and Pinnacle, those parties entered into a Revival and Second Amendment to Stock Purchase Agreement under which Pinnacle intends to acquire the CCRI stock.  Under this amended agreement, Pinnacle must close its purchase of the CCRI stock on the earlier of 15 days after receiving regulatory approval or April 7, 2007.  Pinnacle has the right to extend that deadline if Pinnacle and Southwest have not received or been denied regulatory approval of the transactions if Pinnacle pays a non-refundable fee.  This would extend the closing deadline under the agreement until the earlier of 15 days after receiving regulatory approval or June 30, 2007.  The agreement terminates automatically on June 30, 2007 if the transaction has not been completed.

In connection with the negotiations regarding this amendment to the Securities Purchase Agreement, Pinnacle requested and Southwest offered to issue warrants to purchase 1 million shares of its common stock to the current CCRI shareholders, which consist of two individuals and two entities controlled by those individuals, upon the closing of Southwest’s acquisition of the Double Eagle.  The CCRI shareholders did not accept Southwest’s offer and Southwest is currently under no contractual obligation to deliver warrants to Pinnacle or the current CCRI shareholders.  However, Pinnacle has obligated itself to deliver these warrants to the current CCRI shareholders as a condition to closing under the Revival and Second Amendment to Stock Purchase Agreement.  Thus, Southwest’s management believes that it will be necessary to issue these warrants to the CCRI shareholders in order to complete Southwest’s proposed acquisition of the Double Eagle.  As proposed on January 5, 2007, these warrants would have an exercise price equal to the greater of $0.6325 per share or the preceding 5-day average market price for Southwest common stock as of the closing date and would terminate September 1, 2009. Southwest also offered “piggyback” registration rights for the common shares underlying the warrants that would not be effective until (a) the warrant has been fully-exercised and (b) Southwest completes the registration of (i) shares and warrants issued in Southwest’s recent confidential private placement and (ii) any securities Southwest may issue in connection with the financing for Southwest’s purchase of the Double Eagle operations.

Southwest’s acquisition of the operations of the Double Eagle and performance under the Amended and Restated Lease and the Right of Access and Use Agreement remain subject to all of the risks associated with consummation of transactions of this nature, including but not limited to: satisfactory completion of due diligence investigations by both Southwest and Pinnacle; Southwest obtaining suitable financing for its acquisition of the Double Eagle operations; and Pinnacle obtaining suitable financing for its purchase of the CCRI stock.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 21 — SETTLEMENT AGREEMENT

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

NOTE 22 — REDEMPTION OF SECURITIES

The Company notified a shareholder on December 22, 2006 that, that effective January 22, 2007, the Company would redeem all shares of the Company’s common stock owned by the shareholder in accordance with Article XI of the Company’s Articles of Incorporation.  The Company notified the shareholder by letter dated January 26, 2007 that an escrow account was being established in the amount of $321,300, representing the redemption price of 357,000 shares of the Company’s common stock at a redemption price of $0.90.  The valuation was based upon the closing stock price of the Company’s common stock as reported on January 22, 2007.  The Company will record the redemption in January 2007 as a reduction to shareholder’s equity for the buy back of shares.  The Company received a letter on February 7, 2007 from the shareholder, which indicated the shareholder would deliver the shares of common stock as instructed by the Company.

NOTE 23 — COMMITMENTS AND CONTINGENCIES

Refer to Note 5 for commitments entered into by North Metro.

In 2004, the Company purchased player tracking software and slot accounting software from IGT.  On December 29, 2005, the Company reached an agreement with IGT to finance $460,324 of the purchase price for this system over 48 months with interest rate equal to the prime rate, which is currently 7.5%, see Note 10.  In addition, the Company agreed to purchase additional software for $200,000, which will allow the Company to offer bonusing to its customers.  The purchase is contingent upon IGT receiving necessary approvals for the bonusing system from the Colorado Division of Gaming.  We anticipate that IGT will also finance this additional software on similar terms.

Under the Company’s employment agreements with James B. Druck, CEO, Thomas E. Fox, President and COO, and Jeffrey S. Halpern, Vice President of Government Affairs, which were effective July 1, 2004, the Company has agreed to allow these executives to elect to continue their employment in a reduced capacity, with continuing medical benefits and a salary equal to their base pay at the time of termination for 18 months and not less than $25,000 after 18 months, if the Company terminates the executive’s employment without cause or in connection with a change in control of the Company (as defined in the employment agreement) or if the executive terminates his employment with the Company for good cause (as defined in the employment agreement).  The initial term of these agreements expired July 1, 2006, after which the agreement renewed and will continue to renew automatically for additional one-year terms unless terminated.

The Company has entered into employment agreements with certain other key employees of the Company. The agreements provide for certain benefits to the employee as well as severance if the employee is terminated without cause or due to a “constructive termination” as defined in the agreements.  The severance amounts depend upon the term of the agreement and can be up to six months of base salary and bonus.

Other litigation

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

NOTE 24 — SUBSEQUENT EVENTS

Investor Relations Services and Financial Consulting Services

On January 17, 2007, the Company entered into two agreements with Strategic Growth International, Inc. (“SGI”) regarding investor relations and financial consulting services.

Investor Relations Services:

Under the terms of a letter agreement accepted January 17, 2007 (the “Investor Relations Agreement”), Southwest retained SGI to assist the company as an investor relations advisor and develop a comprehensive financial relations

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

program designed to achieve increased awareness of Southwest and its business and enhanced liquidity in the public market for the Company’s stock.

Southwest will pay SGI $10,000 per month for a period of two years for these investor relations services.  Southwest also agreed to reimburse SGI’s reasonable accountable expenses incurred in connection with services provided under the Investor Relations Agreement.  In addition, Southwest will issue to SGI a warrant to purchase 100,000 shares of Southwest common stock at a price of $0.63 per share that is exercisable for two years from the date of the Investor Relations Agreement.  The exercise price equals the weighted average closing price for one Southwest share on the Over-the-Counter Bulletin Board market for the five trading days immediately preceding the date Southwest entered into the Investor Relations Agreement.  Beginning July 17, 2007, SGI will have the right to request the inclusion of the common shares underlying its warrant on any registration statement that Southwest files on which the shares are eligible for inclusion.  Beginning January 17, 2008, SGI will have the right to require Southwest to file a registration statement covering those shares. The Company is in the process of valuing the warrants, which will be recorded as consulting expense over the term of the agreement, with the value recorded as additional paid in capital.

Southwest has the right to terminate the Investor Relations Agreement at the end of six months.  This right is void if SGI meets certain performance goals.  If Southwest terminates the agreement at the end of six months, the number of shares subject to the warrant issued to SGI will be reduced to 50,000.  Southwest has the right to terminate the agreement at the end of any month of its term during the second year of the agreement.  Southwest also agreed to indemnify SGI against certain claims that may arise in connection with the services provided by SGI under the Investor Relations Agreement.

Financial Consulting Services:

Southwest also entered into an agreement with SGI for financial consulting services on January 17, 2007 (the “Consulting Agreement”).  Under the Consulting Agreement, SGI will assist Southwest in developing a strategy to raise additional capital for gaming projects the company is pursuing and for general working capital.  SGI will also help Southwest arrange and conduct meetings with potential sources of capital and advise Southwest regarding the terms of any proposed financing arrangements.

Southwest is to pay SGI $8,000 per month for 24 months for the financial consulting services provided under this agreement, however, SGI has agreed to waive the monthly fee in exchange for a warrant to purchase 700,000 shares of Southwest common stock at a price of $0.63 per share (the weighted average closing price for one share of Southwest common stock on the Over-the-Counter Bulletin Board market for the five trading days immediately preceding the date of the Consulting Agreement).  The warrant is exercisable for two years.  After six months, SGI will have the right to request inclusion of the common shares issuable upon exercise of the warrant on any registration statement filed by the Company on which the shares are eligible for inclusion.  After one year, SGI will have the right to require the Company to initiate a registration statement covering all shares underlying warrants held by SGI. The Company is in the process of valuing the warrants, which will be recorded as consulting expense over the term of the agreement, with the value recorded as additional paid in capital.

The Company will also be required to pay an additional consulting fee of $100,000 or $200,000 if SGI assists the Company in completing an equity or debt financing that meets standards stated in the agreement.  In addition, if the Company issues warrants as part of such a debt financing, it will also issue warrants to purchase 100,000 shares of its common stock to SGI on the same terms as the terms issued to the lender.

Southwest has the right to terminate the financial consulting services agreement at the end of six months.  This right is void if SGI meets certain performance goals.  If Southwest terminates the agreement at the end of six months, the number of shares subject to the warrant issued to SGI will be reduced to 350,000.

Sale of unregistered securities

On January 24, 2007 and February 26, 2007, Southwest Casino Corporation (“Southwest”) entered into a Securities Purchase Agreement (“SPA”) with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to which Southwest sold in a private placement an aggregate of 7.44 million shares of its common stock and warrants to purchase an aggregate of 2.98 million shares of its common stock, at a purchase price of $0.55 per unit.  The warrants are exercisable for a period of five years, beginning six months after the date of issuance, at an exercise price of $0.61 per share.  The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by Southwest of additional securities, unless such issuance is pursuant to a rights offering or pro rata distribution to all security holders except the investors.

The securities that were issued in this private placement were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.  Pursuant to the terms of a Registration Rights Agreement dated

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

January 24, 2007 between Southwest and the investors, Southwest has agreed to register the resale of the shares sold in the private placement, including shares issuable upon exercise of the warrants, on a registration statement to be filed by Southwest with the Securities and Exchange Commission under the Securities Act of 1933, as amended. Southwest has agreed to use its commercially reasonable efforts to file the registration statement with the SEC within 30 days after the closing of the private placement, to cause such registration statement to be declared effective by the SEC within the earlier of 120 days after the closing (or, in the event, of a review by the SEC, 150 days after closing) or the 5th business day following the date on which Southwest is notified by the SEC that the SEC will not review the registration statement or that the SEC has no further comments on the registration statement and to cause such registration statement to remain effective for the required registration period. Pursuant to the Securities Purchase Agreement, Southwest and the investor parties have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.  If certain of its obligations are not met, Southwest has agreed to make pro-rata cash payments as liquidated damages to each investor.

The private placement resulted in net proceeds to Southwest of approximately $4.07 million, after the deduction of estimated offering expenses.  The Company also incurred expenses related to this offering of $60,393 as of December 31, 2006 which are included as part of other current assets at December 31, 2006 on the consolidated balance sheet and will be netted with the proceeds of this offering.  The placement agent agreed to accept the cash portion of its placement agent commission in common stock and warrants on the same terms as the investors, which resulted in the placement agent receiving approximately 517,000 shares of common stock and warrants to purchase an aggregate of approximately 207,000 shares of common stock. In addition, the placement agent received a warrant to purchase approximately 277,000 shares of common stock, which is exercisable for a period of five years, beginning six months after the date of issuance, at an exercise price of $1.00 per share.

The following officers and directors of Southwest participated in the private placement on the same terms as the other investors: James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director.  Other than with respect to the Securities Purchase Agreement, there are no material relationships between Southwest, on the one hand, and any of the other investors in the private placement, on the other hand.

Confirmation of Credit Approval with a lender

On February 23, 2007, the Company received a confirmation letter from a lender that approved the terms of a financing transaction described in the Term Sheet entered into on February 16, 2007.  The lender will provide a senior credit facility in the amount of $20 million, which consists of an $18 million Term Loan A and a $2 million Term Loan B.  The Term Loan B will fund if and when the Company’s existing contract with the Cheyenne and Arapaho Tribes is renewed on terms reasonably satisfactory to the lender.  As part of the term sheet entered into on February 16, 2007, the Company paid a $50,000 non-refundable underwriting fee and a $50,000 expense deposit to be applied against out of pocket expenses incurred by the lender.   The loans will be used to finance the acquisition of two casinos in Cripple Creek, Colorado, see Note 20, pay fees and expenses related to the financing facility, pay off debt with Crown Bank, (see Note 6 and 10), and for general working capital of the Company.  In March 2007, the Company paid an additional $200,000 non-refundable work fee that will be applied against the closing fee upon closing the transaction and an additional expense deposit of $50,000.

The closing of the loan as described in the confirmation letter is conditioned on satisfactory due diligence by the lender among other customary closing conditions.

As described in the Term Sheet (as amended on March 20, 2007), and approved in the confirmation letter from the lender, this debt facility will have the following terms.  The term of the loan is four years.  Principal amortization of $250,000 quarterly begins on the first day of the third quarter and continues for the next five quarters.  Principal amortization increases to $500,000 quarterly beginning on the first day of the ninth quarter and continuing for the remainder of the term of the loan, with the final payment to include the aggregate principal amount of the Term Loan then outstanding.  The interest rate is based upon LIBOR plus 6%, which may be reduced if the Company’s ratio of EBITDA to total indebtedness, as defined in the agreement, meets standards stated in the agreement.  Interest is payable monthly in arrears.  Upon closing, a closing fee of $300,000 will be due and payable in full (the closing fee is $500,000 which will be reduced by the $200,000 work fee paid in March 2007).  At closing, a loan servicing fee $17,500 will be due and payable in full, and then continue to be due each quarter thereafter.  The facility will be secured by substantially all real and personal property of the Company.  Voluntary prepayments of up to $2 million annually and up to $5 million over the term of the loan will be allowed.  Voluntary prepayment in excess of those amounts are permitted, but require payment of a premium during the first three years after the closing.   The loan will be subject to customary covenants.

Upon closing the loan, the Company will be required to pay a fee of approximately $700,000 to a financial advisor in connection with the financing and issue that advisor a warrant to purchase approximately 700,000 shares of common stock with a term of five years and an exercise price of $1.00.  Upon closing, the fees and fair value of warrants will be accounted for as a loan cost and amortized over the term of the loan.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Cheyenne and Arapaho Tribal Council Meeting

The Tribal Council of the Cheyenne and Arapaho Tribes of Oklahoma includes all enrolled members of the Tribes. On February 24, 2007, at a convened meeting of the Tribal Council, the Tribal Council voted to approve the terms of an extension and expansion of the gaming management relationship between the Tribes and Southwest.  The 183 members of the Tribes who attended the Tribal Council meeting voted to adopt resolutions approving proposed terms for, and authorizing an attorney for the Tribes to review the final terms of, gaming management agreements under which Southwest will continue to manage the Tribes’ existing Lucky Star casinos in Concho and Clinton, Oklahoma, expand the Concho and Clinton facilities to provide more gaming space and greater amenities, assume the management of and expand the Tribes’ existing Feather Warrior casinos in Watonga and Canton Lake, Oklahoma, and develop and manage new gaming facilities on tribal land in four other Oklahoma cities. In addition to its expanded management responsibility, Southwest will pay for construction of a proposed $4.5 million Indian Health Service clinic building out of the management fees it receives under the new agreements. The Tribal Council’s resolutions require the agreements to be presented to the Tribal Council at a meeting scheduled for March 31, 2007 for final approval.

Under the terms of the resolutions adopted by the Tribal Council, the management agreements will run for five years beginning on the first day that Southwest begins management of the facilities under the new agreements

The validity of the February 24, 2007 Tribal Council meeting has been challenged in the Cheyenne and Arapaho tribal court. The judge recently ruled that the meeting would be considered valid until a formal hearing on the issue could be held, likely in early May.

Under the Tribes’ Constitution adopted in 2006, gaming management agreements must be approved by the Governor of the Tribes and the Tribal Legislature, as well as the Tribal Council. The resolutions adopted by the Tribal Council direct the Governor of the Tribes to enter into the gaming management agreements on behalf of the Tribes within five days of final approval by the Tribal Council and direct the tribal Legislature to ratify the agreements no later than five days after the Governor signs it or, if the Governor does not sign, no later than 10 days after final approval by the Tribal Council.  The Governor has disputed the authority of the Tribal Council and the tribal legislature to cause him to take any action on a gaming management agreement or enter into a gaming management agreement without his approval.  The Governor has informed us that he will not review or negotiate the terms of the agreements prepared in response to the Tribal Council’s February 24th resolutions.

In general, gaming management agreements between Native American tribes and management contractors must also be approved by the Chairman of the National Indian Gaming Commission (NIGC) before becoming effective.

Although we have received Tribal Council approval as discussed above, we remain uncertain whether we will be able to continue our management relationship with the Cheyenne and Arapaho Tribes beyond May 19, 2007.

Item 8.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of the end of the period covered by this Form 10-KSB based on an evaluation of the effectiveness of disclosure controls and procedures.

Changes in Internal Controls

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 8B.       OTHER INFORMATION.

Not applicable.

PART III

Item 9.                             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers, their ages and the offices they held with Southwest Casino Corporation, as of March 12, 2007, are as follows:

Name	Age	Position
James B. Druck	65	Chief Executive Officer and Director

David H. Abramson	65	Director

Gus A. Chafoulias	71	Director

Jim Holmes	64	Director

Gregg P. Schatzman	53	Director

Thomas E. Fox	59	President and Chief Operating Officer

Jeffrey S. Halpern	64	Vice President of Government Affairs and Secretary

Brian L. Foster	38	Vice President of Native American Operations

Tracie L. Wilson	40	Chief Financial Officer

James B. Druck.  Mr. Druck joined the Southwest Casino Corporation Board of Directors and was appointed as our Chief Executive Officer and Secretary on July 22, 2004 in connection with the closing of the reorganization in which Southwest Casino and Hotel Corp. became a wholly-owned subsidiary of Southwest Casino Corporation (formerly Lone Moose Adventures).  Mr. Druck has been a director of Southwest Casino and Hotel Corp. since its inception.  He served as President of Southwest Casino and Hotel Corp. from October 1992 until June 2004, at which time he became the Chief Executive Officer of Southwest Casino and Hotel Corp.  From 1967 until April 1993, Mr. Druck was an attorney in private practice in Minneapolis, Minnesota.  His practice focused primarily in the areas of real estate development and finance.

Thomas E. Fox.  Mr. Fox was elected to the Southwest Casino Corporation Board of Directors and appointed as our President, Chief Operating Officer, and Chief Financial Officer on July 22, 2004 in connection with the closing of the reorganization in which Southwest Casino and Hotel Corp. became a wholly-owned subsidiary of Southwest Casino Corporation.  Mr. Fox resigned from our Board of Directors on December 7, 2005 in connection with the election of four new independent directors.  Mr. Fox resigned his position as Chief Financial Officer in June 2006 in connection with the hiring of our new CFO.  Mr. Fox has been a Certified Public Accountant since November 1969.  He began his career with Arthur Andersen & Co. in June 1969, and was promoted to tax manager in June 1973.  In September 1976, Mr. Fox co-founded the accounting firm of Berc & Fox, Limited.  He joined Southwest Casino and Hotel Corp. as Chief Financial Officer in November 1993 and was appointed to the Board of Directors of Southwest Casino and Hotel Corp. in January 2000.

Jeffrey S. Halpern.  Mr. Halpern has served as our Vice President of Government Affairs and Secretary since November 21, 2005.  Mr. Halpern was appointed Chairman of the Southwest Casino Corporation Board of Directors on July 22, 2004 in connection with the closing of the reorganization in which Southwest Casino and Hotel Corp. became a wholly-owned subsidiary of Southwest Casino Corporation.  He resigned from his position as Chairman of the Board of Directors on December 7, 2005 in connection with the election of four new independent board members.  Mr. Halpern had been a director of Southwest Casino and Hotel Corp. since its inception in 1992.  He served as Chairman of the Board and Chief Executive Officer of Southwest Casino and Hotel Corp. from October 1992 until June 2004.  Mr. Halpern also serves currently as a director and Vice President of Government Affairs and Secretary of Southwest Casino and Hotel Corp.  From 1967 until July 1993, Mr. Halpern was an attorney in private practice in Minneapolis, Minnesota. His practice focused primarily in the areas of corporate finance and securities.

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

Tracie L. Wilson.  Tracie Wilson joined Southwest on June 7, 2006 as our Chief Financial Officer.  Ms. Wilson has also served as Chief Financial Officer of Southwest Casino and Hotel Corp. since June 7, 2006.   Before joining Southwest, Ms. Wilson served as a consultant to and, most recently, as the Director of Financial Reporting for Lakes Entertainment, Inc. where she worked since January 2005.  From December 1999 through December 2004, Ms. Wilson held positions as Director of Finance and as Vice President of Finance and Treasurer of Netco Communications Corporation, a global network information technology company.  Before joining Netco Communications, Ms. Wilson served as a CPA in the public accounting firms of Grant Thornton LLP and Deloitte & Touche LLP from 1989 to 1999. Ms. Wilson is a Certified Public Accountant (inactive license holder) and received a Bachelor of Science in Business from the University of Colorado.  No family relationships exist between Ms. Wilson and any of the directors or executive officers of the company, nor does Ms. Wilson have any direct or indirect material interest in any transaction with Southwest.

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

Jim Holmes. Jim Holmes was elected a Director of Southwest on December 7, 2005 and serves on the Board’s Audit Committee and Compensation Committee.  Mr. Holmes is a 1965 graduate of West Point’s U.S. Military Academy and has a master’s degree in law enforcement administration from Central Missouri State University.  Mr. Holmes has significant experience on both the regulatory and business sides of the gaming industry.  Since 1991, Mr. Holmes has been President of Jim Holmes and Company and, beginning in 1987, has acted as a national and international gaming consultant for lottery operations, bingo projects, casinos and Indian gaming, specializing in start-up operations and risk analysis.  In addition, from March 2005 to October 2005 Mr. Holmes was an Executive Vice President for Cadillac Jack, Inc., a slot machine manufacturer, and from February 2001 to January 2004, Mr. Holmes was president of API Technologies, LLC.  From January 2000 to January 2001, Mr. Holmes was Executive Vice President of Sierra Design Group.  In 1985, Mr. Holmes was appointed by then Governor Ashcroft as the first Executive Director of the Missouri Lottery.  Before working to establish the Missouri Lottery, he spent 15 years with the FBI in Missouri as both a Special Agent and Supervisor.

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

Each of Mr. Abramson, Mr. Chafoulias, Mr. Holmes and Mr. Schatzman has been determined to be “independent” under the rules of the Nasdaq stock market.

Family Relationships

No family relationships exist among our directors and executive officers.

Legal Proceedings

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

Before an evidentiary hearing in this lawsuit was completed, Gold Rush I filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Minnesota (Case No. 01-33755) to ensure that we did not lose possession of the premises while the underlying claims were litigated.  On October 15, 2001, the Colorado District Court entered an Order in which it found (a) that Gold Rush I was not in default under the lease, (b) that Gold Rush I had made payments in excess of the monthly caps provided in the lease (which overpayments the court subsequently quantified at $554,362.09), and (c) that Gold

Rush I was entitled to offset the overpayments against rent and other payments due under the terms of the lease.  Mr. Brockley appealed the Colorado District Court’s Order to the Colorado Court of Appeals, which dismissed the appeal on May 21, 2002.  After successfully defending the lawsuit brought by its landlord, Gold Rush I emerged from bankruptcy on January 10, 2003, when the Bankruptcy Court confirmed its reorganization plan, which provided for full payment to all creditors, with interest.

Colorado Regulatory Proceeding

In June 2004, Southwest Casino and Hotel Corp. paid a $50,000 fine by the Colorado Division of Gaming for failure to properly maintain and review statistical data on slot machine performance after receiving a warning letter regarding this deficiency and failing to comply with its agreement to correct the deficiency.  Southwest Casino and Hotel Corp. paid the full amount of the fine.  As part of these proceedings, James Druck, in his capacity as manager of the facility in question, without any admission of guilt, agreed to take the necessary steps to ensure Southwest Casino and Hotel Corp.’s compliance in this matter and, further, agreed to pay $5,000 to the Limited Gaming Fund to reimburse expenses incurred by Colorado in this investigation.

Audit Committee and Audit Committee Financial Expert.

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

Our Board of Directors also created a Compensation Committee and a Nominating Committee on February 1, 2006.  The Board of Directors has determined that all of the members of these committees are independent under the rules of the Nasdaq stock market.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to Forms 3, 4 and 5 furnished to us during our most recent fiscal year, we are not aware of any director, officer, or beneficial owner of more than 10 percent of any class of our registered securities that failed to file on a timely basis, as disclosed in Forms 3, 4 and 5 and amendments to those Forms, reports required under Section 16(a) of the Securities Exchange Act of 1934 during 2006.

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

Item 10.    EXECUTIVE COMPENSATION

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our principal executive officer and our two other highest paid executive officers during the Southwest Casino Corporation fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name And		Salary		Bonus	Stock Award(s)	Option Awards	Nonequity Incentive Plan Compensation	Non qualified deferred compensation earnings	All Other Compensation		Total
Principal Position	Year	($)		($)	($)	($)	($)	($)	($)		($)
James B. Druck,	2006	220,000	(1)	—	—	—	—	—	44,988	(2)	264,988
CEO and Director	2005	220,000		—	—	—	—	—	46,608	(2)	266,608

Thomas E. Fox,	2006	220,000	(1)	—	—	—	—	—	31,961	(2)	251,961
President	2005	220,000		—	—	—	—	—	32,231	(2)	252,231

Brian L. Foster,	2006	—	(3)	203,790	—	—	—	—	14,746	(4)	218,536
VP of Native American Operations -	2005	—	(3)	273,355	—	—	—	—	16,576	(4)	289,931

(1)           Does not include $50,000 paid to Mr. Druck and $10,000 paid to Mr. Fox during the second quarter of 2006 as partial payment of salary earned in years before 1998 but not paid.

(2)           Consists of company paid medical, dental, life and disability insurance, 401(k) matching funds, and a car allowance.

(3)           Mr. Foster manages two gaming facilities owned by the Cheyenne and Arapaho Tribes of Oklahoma.  Mr. Foster also receives compensation, including a salary, directly from the Cheyenne and Arapaho Tribes of Oklahoma tribal enterprises.

(4)           Consists of company paid medical, dental, life and disability insurance, and 401(k) matching funds.

James Druck Employment Agreement

In July 2004, we entered into an employment agreement with James B. Druck under which Mr. Druck serves as our Chief Executive Officer. The initial term of this agreement continued until July 1, 2006, after which the term renews automatically for additional one-year periods unless terminated earlier by either party. Under this agreement, Mr. Druck receives a base salary of $220,000 per year, an automobile allowance of $1,000 per month, and is eligible for an additional performance bonus if granted by our Board of Directors.  Any adjustment to base salary will be determined by the Board of Directors.  This bonus is discretionary and no bonus was awarded in fiscal years 2006 or 2005.  Mr. Druck also was granted a non-plan option to purchase 300,000 shares of our common stock at a price of $1.00 per share under this agreement. This option was immediately exercisable as to 100,000 shares and 1/24 of the remaining shares would vest on the first day of each of the next 24 months beginning August 1, 2004. Because vesting of this option could accelerate if specified milestones were achieved, including the grant of racing licenses to North Metro Harness Initiative, LLC on January 19, 2005, this option was fully-vested at the end of 2005. If Mr. Druck is terminated without cause, in connection with a change in control of the company, or if Mr. Druck terminates his employment for “good reason”, Mr. Druck may elect to continue employment with us in a diminished capacity. If Mr. Druck so elects, Mr. Druck will continue to receive his base salary and medical benefits for 18 months. After 12 months, Mr. Druck will receive a salary of not less than $25,000 and continuing medical benefits.  Mr. Druck is also subject to customary assignment of inventions, confidentiality, non-solicitation and non-compete provisions.

Thomas Fox Employment Agreement

In July 2004, we entered into an employment agreement with Thomas E. Fox under which Mr. Fox serves as our President and Chief Operating Officer. The initial term of this agreement continued until July 1, 2006, after which the term renews automatically for additional one-year periods unless terminated earlier by either party. Under this agreement, Mr. Fox receives a base salary of $220,000 per year, an automobile allowance of $1,000 per month, and is eligible for an additional performance bonus if granted by our Board of Directors.  Any adjustment to base salary will be determined by the Board of Directors. This bonus is discretionary and no bonus was awarded in fiscal years 2006 or 2005.  Mr. Fox also was granted a non-plan option to purchase 300,000 shares of our common stock at a price of $1.00 per share under this agreement. This option was immediately exercisable as to 100,000 shares and 1/24 of the remaining shares would vest on the first day of each of the next 24 months beginning August 1, 2004.  Because vesting of this option could accelerate if specified milestones were achieved, including the grant of racing licenses to North Metro Harness Initiative, LLC on January 19, 2005, this option was fully-vested at the end of 2005.  After the initial two-year term of this agreement, if Mr. Fox is terminated without cause, in connection with a change in control of the company, or if Mr. Fox terminates his employment for “good reason”, Mr. Fox may elect to continue employment with us in a diminished capacity. If Mr. Fox so elects, Mr. Fox will continue to receive his base salary and medical benefits for 12 months. After 12 months, Mr. Fox will receive a salary of not less than $25,000 and continuing medical benefits.  Mr. Fox is also subject to customary assignment of inventions, confidentiality, non-solicitation and non-compete provisions.

Change in Control Arrangements.

Under our employment agreements with Mr. Druck and Mr. Fox, if either of them is terminated within nine months after a change in control occurs, they may elect to continue their employment with us in a diminished capacity. If the terminated employee so elects and his employment was terminated during the initial term of the employment agreement, the terminated employee will continue to receive his base salary and medical benefits for 18 months. After 18 months, he will receive a salary of not less than $25,000 and continuing medical benefits. If the employee is so terminated after the initial term of the employment agreement, he will receive continuing salary and medical benefits at his then base rate for 12 months after which his salary may be reduced to not less than $25,000 with continuing medical benefits.  In addition, any unexpired stock options will vest immediately.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table provides information regarding unexercised options for our named executive officers that remain outstanding at December 31, 2006.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise price ($/share)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Shares that have not Vested (#)	Equity Incentive Plan Awards; Market Value of Shares or Units of Stock that have not Vested ($)
James Druck	300,000	(1)	—	—	1.00	6/30/2009	—	—	—	—

Thomas Fox	300,000	(1)	—	—	1.00	6/30/2009	—	—	—	—

Brian Foster	250,000		—	—	0.12	12/7/2013	—	—	—	—

(1)      Does not include warrants issued to Mr. Druck, Mr. Fox or parties in which Mr. Fox has a beneficial ownership interest in connection with their participation in the company’s October 2005 private placement of warrants and the company’s January and February 2007 private placement of common stock with accompanying warrants.

DIRECTOR COMPENSATION

The following table states information concerning the compensation of members of our Board of Directors during the fiscal year ended December 31, 2006.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
David H. Abramson(2)	$13,500	—	$135,000	—	—	—	$148,500
Gus A. Chafoulias(3)	$13,500	—	$90,000	—	—	—	$103,500
Jim Holmes (3)	$13,500	—	$90,000	—	—	—	$103,500
Gregg P. Schatzman(3)	$13,500	—	$90,000	—	—	—	$103,500

(1)     We have estimated fair value of the director stock options as of the date of grant by applying the Black-Scholes pricing valuation model in accordance with SFAS 123(R).

(2)     As of December 31, 2006, Mr. Abramson had options to acquire an aggregate of 225,000 shares of common stock at a price of $0.65 per share outstanding that had been awarded to him in connection with his service as a director.

(3) As of December 31, 2006, Messrs. Chafoulias, Holmes and Schatzman each had options to acquire an aggregate of 150,000 shares of common stock at a price of $0.65 per share outstanding that had been awarded to them in connection with their service as directors.

Southwest’s Board of Directors consists of four independent, non-employee directors and James Druck, our CEO. Mr. Druck does not receive any additional compensation for his service as a director.

Beginning in the first quarter of 2006, the non-employee members of our Board of Directors receive a quarterly retainer of $2,500, with an initial retainer of $5,000 paid for the fourth quarter of 2005, their first quarter of service. Each director also received a non-qualified option to purchase 150,000 shares of Southwest common stock under our 2004 Stock Incentive Plan. These options were granted on January 10, 2006 and have an exercise price of $0.65 per share. The options become exercisable in 12 equal quarterly installments on the last day of each quarter over three years. Southwest also pays directors meeting fees of $1,000 for each in-person meeting and $500 for each telephonic meeting at which formal action is taken by our board or any committee of the board. These meeting fees do not apply to one in-person meeting of the Board of Directors and one meeting of each committee on which a board member serves each quarter. The increased retainer during the first quarter of a director’s service is intended to compensate the director for the extra time and meetings required to orient a director to Southwest and the work of our Board.

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

Item 11.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table states the information known to us with respect to the beneficial ownership of our common stock as of March 12, 2007 for (1) each person known by us to beneficially own more than 5% of our common stock, (2) each of our executive officers, (3) each of our directors, and (4) all of our executive officers and directors as a group.

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

	Common Stock
Name and Address	Number		Percent
James B. Druck (1)	2,056,700	(2)	7.4%
David H. Abramson (3)	160,750	(4)	*
Gus A. Chafoulias (5)	558,186	(6)	2.0%
Jim Holmes (1)	62,500	(7)	*
Gregg P. Schatzman (1)	62,500	(7)	*
Thomas E. Fox (1)	2,915,292	(8)	10.4%
Jeffrey S. Halpern (1)	2,027,980	(9)	7.3%
Brian L. Foster (1)	250,000	(10)	*
Tracie L. Wilson (1)	16,668	(11)	*
All executive officers and directors as a group (9 persons)	8,160,576	(12)	29.3%

* Less than 1 percent

(1)          Address: 2001 Killebrew Drive, Suite 350, Minneapolis, MN 55425

(2)          Includes 300,000 shares of common stock issuable upon exercise of an option and 77,200 shares issuable upon exercise of warrants.

(3)          Address:  Parkdale Plaza, 1660 S. Highway 100, Suite 500, Minneapolis, MN 55416.

(4)          Includes 93,750 shares issuable upon exercise of stock options and 12,000 shares issuable upon exercise of a warrant.

(5)          Address:  121 23rd Avenue SW, Rochester, MN 55902.

(6)          Includes 62,500 shares issuable upon exercise of a stock option and 222,728 shares issuable upon exercise of warrants.

(7)          Consists of 62,500 shares issuable upon exercise of a stock option.

(8)          Includes: (i) 159,152 shares held by F&B Properties, a partnership in which Mr. Fox is a 50% general partner; (ii) 181,819 shares held by BFL General Partnership, a partnership in which Mr. Fox is a general partner, (iii) 381,819 shares held by Richfield Hotel Associates Limited Partnership, in which Mr. Fox is general partner of a partnership that is a limited partner; (iv) 300,000 shares issuable upon exercise of a stock option; (v) 50,000 shares issuable upon exercise of a warrant; (vi) 54,546 shares issuable upon exercise of a warrant held by F&B Properties; (vii) 72,728 shares issuable upon exercise of a warrant held by BFL General Partnership; and (viii) 152,728 shares issuable upon exercise of a warrant held by Richfield Hotel Associates Limited Partnership.

(9)          Includes: (i) 40,000 shares held by Mr. Halpern’s wife; (ii) 300,000 shares issuable upon exercise of a stock option; and (iii) 77,280 shares issuable upon exercise of warrants.

(10)    Consists of 250,000 shares issuable upon exercise of a stock option.

(11)    Consists of 16,668 shares issuable upon exercise of a stock option.

(12) Includes: (i) an aggregate of 1,429,918 shares issuable upon exercise of options; (ii) 719,210 shares issuable upon exercise of warrants; (iii) 340,971 shares held by partnerships in which an executive officer is a general partner; (iv) 381,819 shares held by a limited partnership in which and executive officer is a general partner of a limited partner; and (v) 40,000 shares held by the spouse of an executive officer.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan information as of December 31, 2006. Options granted in the future under the plan are within the discretion of our Board of Directors and therefore cannot be ascertained at this time:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

2004 Stock Incentive Plan (1)	925,000	$0.70	575,000

Equity compensation plans not approved by security holders (2)	1,775,000	$0.57	0

Total	2,700,000	$0.62	575,000

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company had aggregate outstanding liabilities to James B. Druck, Thomas E. Fox and Jeffrey S. Halpern for unpaid compensation and expense reimbursements of $122,467 as of December 31, 2006 and $250,699 as of December 31, 2005. At its meeting on April 26, 2006, the independent members of the Company’s Board of Directors approved one-time payments to James Druck, CEO, Thomas Fox, President and CFO, and Jeffrey Halpern, Vice President of Government Affairs, as partial repayments of the Company’s outstanding liabilities for their unpaid salaries, the majority of which is from years before 1998.  The Board approved payments of $50,000 to Mr. Druck and Mr. Halpern and $10,000 to Mr. Fox.  The Company made these payments to Mr. Halpern on April 28, 2006 and Mr. Druck and Mr. Fox on May 15, 2006.

During the years ended December 31, 2006 and 2005, Southwest paid Berc & Fox Limited $17,950 and $17,648 for tax and accounting services, respectively.  Thomas Fox is a shareholder and officer in Berc & Fox Limited.

During the year ended December 31, 2005, Southwest paid Jennifer Sparlin Druck $1,000 for performing at the Gold Rush Palladium.  Ms. Druck is the wife of James B. Druck.

Each of Mr. Abramson, Mr. Chafoulias, Mr. Holmes and Mr. Schatzman has been determined to be “independent” under the rules of the Nasdaq stock market.

Item 13.  EXHIBITS

Please see the Exhibit Index at page E-1 of this Report.

A copy of any exhibits listed or referred to in this Report will be furnished at a reasonable cost to any person who is a stockholder upon receipt of a written request for an exhibit.  These requests should be sent to:  Southwest Casino Corporation, 2001 Killebrew Drive, Suite 350, Minneapolis, Minnesota 55425 Attn:  Stockholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB under Item 13:

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

H.                                    Form of Indemnification Agreements by and between Southwest Casino and Hotel Corp. its corporate officers (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed August 6, 2004).

I.                                         Form of Option Agreement dated January 10, 2006 between Southwest and each of David H. Abramson, Gus A. Chafoulias, Jim Holmes and Gregg P. Schatzman, independent members of Southwest’s Board of Directors.  (Incorporation by reference to Exhibit 4.8 to our Annual Report on Form 10-KSB filed March 31, 2006)

J.                                      Option Agreement dated January 10, 2006 between Southwest and David H. Abramson, Chairman of the Audit Committee of the Board of Directors.  (Incorporated by reference to exhibit 4.9 to our Annual Report on Form 10-KSB filed March 31, 2006)

K.                                    Form of Indemnification Agreements by and between Southwest of the independent members of Southwest’s Board of Directors.  (Incorporated by reference to Exhbit10.35 to our Annual Report on Form 10-KSB filed March 31, 2006)

L.                                      Employment agreement between Southwest and Tracie L. Wilson dated June 29, 2006 (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-QSB file August 14, 2006)

M.                                 Stock Option Agreement between Southwest and Tracie L. Wilson dated June 29, 2006 (Incorporated by reference to Exhibit 10.2 to the quarterly reports on Form 10-QSB file August 14, 2006)

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed by Eide Bailly LLP, our principal accountant, for the audit of Southwest Casino Corporation’s consolidated financial statements and other professional services provided to Southwest Casino Corporation for the fiscal years ended December 31, 2006 and 2005.

	Aggregate Amount Billed
	2006		2005

Audit Fees	$140,865	(1)	$115,758	(1)
Audit-Related Fees	$0	(2)	$3,511	(2)
Tax Fees	$0	(3)	$0	(3)
All Other Fees	$8,604	(4)	$14,026	(4)

(1)                      Aggregate fees billed for professional services rendered to Southwest Casino Corporation for audit of our consolidated financial statements by year (including estimated fees for the fiscal year 2006 audit for which we have not yet been billed), review of the consolidated financial statements included in our quarterly reports on Form 10-QSB, and other services normally provided in connection with our statutory and regulatory filings or engagements.

(2)                      These other audit-related services consisted of accounting research and related issues and assistance with response to SEC correspondence.  The Board has considered whether the provision of these services is compatible with maintaining Eide Bailly LLP’s independence and has determined that it is.

(3)                      We did not pay nor incur any fees for tax services provided by our principal accountants to Southwest.

(4)                      Consists of Fees paid for an audit of Southwest Casino Corporation’s 401(k) employee benefit plan and finance charges.

Audit Committee Pre-Approval Policy

On December 7, 2005, Southwest Casino Corporation elected four new independent (as defined under the rules of the Nasdaq) directors.  Before that date, all members of the company’s Board of Directors were employees of Southwest and were not independent and could not qualify for service on an audit committee; thus, the company did not have policies for approval of audit services by independent directors or an audit committee.  At a regular meeting of the Board of Directors on January 10, 2006, the Board selected David Abramson, Jim Holmes and Gregg Schatzman, each an independent member of the Board of Directors, to serve on the Audit Committee of the Board of Directors.  The Board appointed Mr. Abramson as Chair of its Audit Committee.  On February 14, 2006, the Board of Directors adopted a written charter for its Audit Committee that requires Audit Committee preapproval of all future audit and permissible non-audit services provided to Southwest by its independent public accountants.

Because the Audit Committee’s approval policy was not adopted until 2006, services provided by Eide Bailly LLP to Southwest during 2005 and in connection with the audit of Southwest’s financial statements for fiscal year 2005 were not approved in advance by the Audit Committee.  However, all services rendered to Southwest by Eide Bailly LLP during 2005 and in connection with the audit of Southwest’s financial statements for fiscal year 2005 were permissible under applicable laws and regulations.  All other services provided to Southwest by Eide Bailly for 2006 were approved in advance and all services to be provided by Eide Bailly subsequent to 2006 are or will be approved by the Audit Committee, in advance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST CASINO CORPORATION

March 21, 2007	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Issuer on March 20, 2007 in the capacities indicated.

Name	Title

/s/ James B. Druck	Chief Executive Officer (principal executive officer) and
Director

/s/ Thomas E. Fox	President and Chief Operating Officer
(principal financial officer and principal
accounting officer)

/s/ David H. Abramson	Director

/s/ Gus A. Chafoulias	Director

/s/ Jim Holmes	Director

/s/ Gregg P. Schatzman	Director

SOUTHWEST CASINO CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Exhibit No.	Exhibit*	Method of Filing

2.1

Agreement and Plan of Reorganization dated July 14, 2004, by and among Lone Moose Adventures, Inc., Lone Moose Acquisition Corporation. Southwest Casino and Hotel Corp. certain of the shareholders of Lone Moose.

Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K filed August 6, 2004.

2.2	Asset Purchase Agreement, dated July 14, 2004, by and among Lone Moose Adventures, Inc., Christopher B. Glover and Michael C. Brown	Incorporated by reference to Exhibit 2.2 in the Current Report on Form 8-K filed August 6, 2004

3.1	Articles of Incorporation of Southwest Casino Corporation, as amended	Incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-QSB filed November 14, 2005.

3.2	Bylaws of Lone Moose Adventures, Inc. (now Southwest Casino Corporation)	Incorporated by reference to Exhibit 3.2 contained in Lone Moose’s Registration Statement on Form SB-2 (File No.333-88810)

4.1	Assumption Agreement, dated July 22, 2004, by and between Southwest Casino Corporation (f/k/a Lone Moose Adventures, Inc.) and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 6, 2004.

4.2	Registration Rights Agreement, dated June 29, 2004, by and among Lone Moose Adventures, Inc., David C. Merrell and Jenson Service, Inc.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed August 6, 2004.

4.3	Warrant, dated July 22, 2004, between Southwest Casino Corporation and MBC	Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-KSB filed March 31, 2006.

4.4	Registration Rights Agreement, dated June 29, 2004, by and among Southwest Casino and Hotel Corp. and the 8% convertible demand note holders	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed August 6, 2004.

4.5	Form of Warrant, dated October 20, 2005, between Southwest Casino Corporation and non-affiliate guarantors	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 26, 2005.

4.6	Form of Warrant, dated October 20, 2005, between Southwest Casino Corporation and James B. Druck, Thomas E. Fox, and Jeffrey S. Halpern as loan guarantors	Incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-KSB filed March 31, 2006.

4.7	Form of Registration Rights Agreement, dated October 20, 2005, between Southwest Casino Corporation and warrantholders.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed October 26, 2005.

Exhibit No.	Exhibit*	Method of Filing

4.8

Form of Option Agreement, dated January 10, 2006, between Southwest Casino Corporation and each of David Abramson, Gus Chafoulias, Jim Holmes and Gregg Schatzman, independent members of Southwest’s Board of Directors

Incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-KSB filed March 31, 2006.

4.9	Option Agreement dated January 10, 2006 between Southwest and David H. Abramson, Chairman of the Audit Committee of the Board of Directors	Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-KSB filed March 31, 2006.

10.1	2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Current Report to Form 8-K filed August 6, 2004.

10.2	Option Agreement dated July 1, 2004, between Southwest Casino and James B. Druck	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 6, 2004.

10.3	Option Agreement dated July 1, 2004, between Southwest Casino and Jeffrey S. Halpern	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2004.

10.4	Option Agreement dated July 1, 2004, between Southwest Casino and Thomas E. Fox	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed August 6, 2004.

10.5	Third Amended and Restated Gaming Management Agreement dated June 16, 1995 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed August 6, 2004.

10.6	Amendment No. 2 to Third Amended and Restated Gaming Management Agreement dated June 5, 1999 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed August 6, 2004.

10.7	Amendment No. 3 to Third Amended and Restated Gaming Management Agreement dated November 13, 2000 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed August 6, 2004.

10.8	Amendment No. 7 to Third Amended and Restated Gaming Management Agreement dated September 4, 2003 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed August 6, 2004.

10.9	Member Control Agreement of North Metro Harness Initiative, LLC, dated June 8, 2004	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed August 6, 2004.

10.10	BLN Office Park Lease dated August 10, 2004, between Southwest Casino and Hotel Corp. and BLN Office Park Associates.	Incorporated by reference to Exhibit 10.10 to the Registration Statement of Form SB-2 filed February 28, 2007

Exhibit No.	Exhibit*	Method of Filing

10.11

Lease dated March 1999, by and between Cripple Creek Development Corp. d/b/a Gold Rush Hotel & Casino, Blue Building Development, Inc. d/b/a Gold Digger’s Casino, Mark Brockley, Annesse Brockley, Gold Rush I, LLC and Southwest Casino and Hotel Corp., as amended

Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed August 6, 2004.

10.12	Employment Agreement, dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and James B. Druck	Incorporated by Reference to Exhibit 10.13 to the Current Report on Form 8-K filed August 6, 2004.

10.13	Employment Agreement, dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and Jeffrey S. Halpern	Incorporated by Reference to Exhibit 10.14 to the Current Report on Form 8-K filed August 6, 2004.

10.14	Employment Agreement, dated effective July 1, 2004, between Southwest Casino and Hotel Corp. and Thomas E. Fox	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed August 6, 2004.

10.15	Form of Indemnification Agreements by and between Southwest Casino and Hotel Corp. and corporate officers and directors	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K/A filed October 5, 2004.
10.16	Indemnification Agreement, dated June 29, 2004, by and between Lone Moose Adventures, Inc. and David C. Merrell	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed August 6, 2004.

10.17	Introduction Agreement, dated June 29, 2004, by and between Lone Moose Adventures, Inc. and Jenson Services, Inc.	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed August 6, 2004.

10.18	Lease, dated May 1, 1998, by and between Lois L. Woods and Southwest Casino and Hotel Corp., as amended	Incorporated by reference to Exhibit 10.18 to the Registration on Form SB-2 filed February 28, 2007.

10.19	Commitment Letter, dated October 14, 2003, by and between Southwest Casino and Hotel Corp. and Oppenheimer & Co. Inc.	Incorporated by reference to Exhibit Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed August 6, 2004.

10.20	Member Control Agreement, dated June 14, 2004, by and between SW Missouri, LLC and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed August 6, 2004.

10.21	Operating Agreement of Southwest Missouri Gaming, LLC dated June 16, 2004.	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed August 6, 2004.

10.22	Management Agreement dated June 16, 2004 by and among Southwest Missouri Gaming, LLC, Robert E. Low and W Missouri, LLC.	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed August 6, 2004.

10.23	Stipulation and Agreement, dated June 17, 2004, by and among Southwest Casino and Hotel Corp., and the Colorado Division of Gaming	Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed August 6, 2004.

Exhibit No.	Exhibit*	Method of Filing

10.24	Revolving Credit and Term Loan Agreement, dated October 20, 2005, between Southwest Casino and Hotel Corp. and Crown Bank	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 26, 2005.

10.25	Guaranty by Corporation, dated October 20, 2005, by Southwest Casino and Hotel Corp. for the benefit of Crown Bank	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 26, 2005.

10.26	Security Agreement, dated October 20, 2005, between Southwest Casino Corporation and Crown Bank	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 26, 2005.

10.27	Stock Pledge Agreement, dated October 20, 2005, between Southwest Casino Corporation and Crown Bank	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed October 26, 2005.

10.28	Security Agreement, dated October 20, 2005, between Southwest Casino and Hotel Corp. and Crown Bank	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 26, 2005.

10.29	Membership Interest Pledge Agreement, dated October 20, 2005 between Southwest Casino and Hotel Corp. and Crown Bank (50% North Metro Harness Initiative, LLC)	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed October 26, 2005.

10.30	Membership Interest Pledge Agreement, dated October 20, 2005 between Southwest Casino and Hotel Corp. and Crown Bank (Gold Rush I, LLC, Southwest Casino Deadwood, LLC and SW Missouri, LLC)	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed October 26, 2005.

10.31	Stock Pledge Agreement, dated October 20, 2005, between Southwest Casino and Hotel Corp. and Crown Bank (Southwest Entertainment, Inc.)	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed October 26, 2005.
10.32	Form of Personal Guaranty by James Druck, Thomas Fox and Jeffrey Halpern, officers of Southwest Casino Corporation, dated October 20, 2005, for the benefit of Crown Bank	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed October 26, 2005.

10.33	Form of Personal Guaranty by non-affiliates dated October 20, 2005 for the benefit of Crown Bank	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed October 26, 2005.

10.34	Form of Personal Guaranty by Trust dated October 20, 2005 for the benefit of Crown Bank	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed October 26, 2005.

10.35

Form of Indemnification Agreements by and between Southwest Casino Corporation and each of David H. Abramson, Gus A. Chafoulias, Jim Holmes and Gregg P. Schatzman, independent members of Southwest’s Board of Directors

Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-KSB filed March 31, 2006.

Exhibit No.	Exhibit*	Method of Filing

10.36

Gaming Management Agreement, dated March 24, 2006, between Southwest Casino and Hotel Corp. and the Otoe-Missouria Tribe of Indians (not effective until approved by the National Indian Gaming Commission)

Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-KSB filed March 31, 2006.

10.37	Employment Agreement between Southwest and Tracie L. Wilson dated June 29, 2006	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed August 14, 2006.

10.38	Stock Option Agreement between Southwest and Tracie L. Wilson dated June 29, 2006	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed August 14, 2006.

10.39

Asset Purchase Agreement dated December 18, 2006 by and among Southwest Eagle, LLC, Richard F. Fabiano, Frank R. Spadafore, Dorian N. Lange and Pinnacle Casinos and Resorts, LLC, and Colorado Casino Resorts, Inc., Double Eagle Resorts, Inc. and Gold Creek Ventures, LLC

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 21, 2006.

10.40	Lease dated December 20, 2006 by and between Pinnacle Casinos and Resorts, LLC, Colorado Casino Resorts, Inc. and Southwest Eagle, LLC	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 21, 2006.

10.41	Form of Securities Purchase Agreement dated as of January 24, 2007 by and among Southwest Casino Corporation and the purchasers named therein	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 30, 2007.

10.42	Form of Series A Common Stock Warrant dated as of January 24, 2007 issued by Southwest Casino Corporation to each of the purchasers party to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 30, 2007.

10.43	Form of Registration Rights Agreement dated as of January 24, 2007 by and among Southwest Casino Corporation and the purchasers named therein	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 30, 2007.

10.44	Amended and Restated Lease dated January 31, 2007 by and between Pinnacle Casinos and Resorts, LLC, Colorado Casino Resorts, Inc. and Southwest Eagle, LLC	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 31, 2007.

10.45	Right of Access and Use Agreement dated January 31, 2007 by and between Pinnacle Casinos and Resorts, LLC, Colorado Casino Resorts, Inc. and Southwest Eagle, LLC	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 31, 2007.

10.46	Form of Securities Purchase Agreement dated as of February 26, 2007 by and among Southwest Casino Corporation and the purchasers named therein	Incorporated by reference to Exhibit 10.46 to the Registration on Form SB-2 filed February 28, 2007.

10.47	Form of Series A Common Stock Warrant dated as of February 26, 2007 issued by Southwest Casino Corporation to each of the purchasers party to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10.47 to the Registration on Form SB-2 filed February 28, 2007.

10.48	Form of Registration Rights Agreement dated as of February 26, 2007 by and among Southwest Casino Corporation and the purchasers named therein	Incorporated by reference to Exhibit 10.48 to the Registration on Form SB-2 filed February 28, 2007.

Exhibit No.	Exhibit*	Method of Filing

14.1	Code of Conduct	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB filed June 29, 2004.

16.1	Letter on change in certifying public accountant	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed September 13, 2004.

21.1	List of Subsidiaries of Southwest Casino Corporation	Filed with this report.

23.1	Consent of Independent Auditors	Filed with this report.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed with this report.

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed with this report.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed with this report.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed with this report.

*Pursuant to Item 601(b)(2) of Regulation S-B, the registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from any filed exhibit to this report to the Securities and Exchange Commission upon request.