Form 10QSB
period 2007-03-31
SOUTHWEST CASINO CORP
filed 2007-05-15
CIK 1170848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  27,286,443 as of May 8, 2007.

Transitional Small Business Disclosure Format (check one):    Yes  ☐   No   ☒

SOUTHWEST CASINO CORPORATION

FORM 10-QSB

March 31, 2007

In this Form 10-QSB, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation and its consolidated subsidiaries.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheets (Unaudited)

March 31, 2007

2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,556,297
Accounts Receivable	60,263
Management Fees Receivable	729,618
Inventories	142,850
Prepaid Expenses	564,226
Other Current Assets	60,525
Total Current Assets	$4,113,779

PROPERTY AND EQUIPMENT
Leasehold Improvements	15,749,006
Furniture and Equipment	6,198,317
Accumulated Depreciation	(11,355,078)
Net Property and Equipment	$10,592,245

OTHER ASSETS
Intangible Assets	$105,985
Other Assets	634,415
Investment in Unconsolidated Subsidiary	6,033,848
Total Other Assets	$6,774,248

TOTAL ASSETS	$21,480,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$912,956
Accrued Expenses	1,068,791
Accrued Liabilities - Related Parties	122,467
Current Portion of Long-Term Liabilities	1,290,196
Accrued Interest Payable	2,371
Total Current Liabilities	$3,396,781

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$7,240,454

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 Shares Authorized	$—
Common Stock, $.001 Par Value 75,000,000 Shares Authorized, 27,643,443 Shares Issued and 27,286,443 Outstanding at March 31, 2007	27,644
Additional Paid-in Capital	21,255,592
Accumulated Deficit	(10,117,899)
11,165,337
Less Treasury Stock (357,000 shares redeemed)	(322,300)

Total Stockholders’ Equity	10,843,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,480,272

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2007 and 2006

	2007	2006

NET REVENUES
Casino	$3,381,392	$3,501,335
Food & Beverage/Hotel	99,455	115,264
Management and Consulting	1,629,823	1,702,618
Entertainment	—
Other	31,559	55,295
	5,142,229	5,374,512

EXPENSES
Casino	$2,852,643	$2,909,171
Food & Beverage/Hotel	309,700	352,879
Corporate Expense	1,303,585	624,975
Project Development Costs	168,276	96,368
Entertainment	15,405	14,831
Depreciation and Amortization	540,633	542,307
	5,190,242	4,540,531

INCOME FROM OPERATIONS	$(48,013)	$833,981

OTHER INCOME (EXPENSE)
Interest Income	$2,569	$617
Interest Expense	(249,449)	(322,346)
	(246,880)	(321,729)

Income(loss) before income taxes, equity in earnings of unconsolidated subsidiaries	(294,893)	512,252

Income Taxes	—	(174,666)
Minority Interest in Loss of Consolidated Subsidiary	—
Loss of Unconsolidated Subsidiaries, Net of Tax Benefit	(120,171)	(39,942)

NET INCOME (LOSS)	$(415,064)	$297,644

Income (loss) per share - basic	$(0.02)	$0.02
Income (loss) per share - diluted	—	$0.01
Weighted average common shares outstanding - basic	24,478,519	19,637,545
Weighted average common shares outstanding - diluted	—	22,005,045

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2007 and 2006

	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$(415,064)	$297,644
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	540,633	542,307
Amortization of Loan Costs	43,101	41,279
Stock-based Compensation Expense	67,221	23,707
Loss of Unconsolidated Subsidiary	120,171	51,761
Change in Current Assets and Liabilities,
(Increase) Decrease in Restricted Cash	—	2,656
(Increase) Decrease in Receivables	(632,377)	(256,372)
(Increase) Decrease in Inventories	30,366	2,675
(Increase) Decrease in Prepaid Expenses	24,505	164,841
(Increase) Decrease in Deferred Tax Asset	—	162,347
Increase (Decrease) in Accounts Payable	245,108	(6,617)
Increase (Decrease) in Accrued Expenses	95,987	(96,814)
Increase (Decrease) in Accrued Interest Payable	(3,556)	747
Net Cash Provided By Operating Activities	$116,095	$930,161

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(146,016)	(83,402)
Payment of Deposit	(10,213)
Investment in Unconsolidated Subsidiary	(1,100,000)	(155,000)
Net Cash Used In Investing Activities	$(1,256,229)	$(238,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Payments on Short-Term Notes Payable	$(446,292)	$(300,000)
Principal Payments on Long-Term Borrowings	(684,766)	(216,689)
Proceeds from Issuance of Common Stock Upon Exercise of Warrants	—	12,000
Proceeds from Issuance of Common Stock and Warrants	4,065,287
Redemption of Common Stock	(322,300)	—
Payment of Deferred Financing Costs	(446,758)
Net Cash Provided (Used) by Financing Activities	$2,165,171	$(504,689)

Net Increase in Cash and Cash Equivalents	1,025,037	187,070

CASH AND CASH EQUIVALENTS
Beginning of Period	1,531,260	1,195,145
End of Period	$2,556,297	$1,382,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$209,904	$280,320
Income Taxes Paid	$37,000	$22,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital Assets Acquired with Acounts Payable	$12,703
Deferred Financing Costs Included in Accounts Payable	$78,695
Costs Associated with Issuing Common Stock Included in Accounts Payable	$48,462

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Charges in Stockholder’s Equity (Unaudited)

For the Three Months Ended March 31, 2007

	Treasury Stock		Common Stock
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Total

BALANCE December 31, 2006	—	$—	19,688,656	$19,689	$17,239,894	$(9,702,835)	$7,556,748

Issuance of Common Stock and Warrants, net			7,954,787	7,955	3,948,477		3,956,432

Redemption of Common Stock, net	(357,000)	(322,300)			—		(322,300)

Stock-based Compensation Expense Eelated to Options and Warrants					67,221		67,221

Net Loss						(415,064)	(415,064)

BALANCE March 31, 2007	(357,000)	$(322,300)	27,643,443	$27,644	$21,255,592	$(10,117,899)	$10,843,037

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

MARCH 31, 2007 AND 2006

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of Southwest Casino Corporation, a Nevada corporation (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on March 21, 2007.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting only of normal recurring adjustments. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – MANAGEMENT FINANCIAL PLANS

The Company has completed two closings on an equity financing, see Note 5. The net proceeds from the sale of securities were approximately $4 million. As a result of the financing agreement entered into by North Metro, see Note 7, the Company was required to make additional membership contributions of approximately $1.25 million to North Metro subsequent to March 31, 2007. Additionally, the Company’s management contract with the Cheyenne and Arapaho Tribes expires on May 19, 2007. The Company is seeking an extension of this agreement beyond May 19, 2007, but is uncertain whether such an extension can be secured. If this agreement is not extended, the Company will lose this revenue source in May 2007, see Note 8, which discusses the recent Tribal Council meeting and status of the contract extension. The Company will be required to seek additional debt or equity financing within the next twelve months if the management contract terminates. We may also seek debt and equity financing at various times throughout the year related to various initiatives.

NOTE 3 – STOCK OPTIONS AND AWARDS

Stock option plans:

On July 15, 2004, Southwest Casino and Hotel Corp. shareholders approved the Southwest Casino and Hotel Corp. 2004 Stock Incentive Plan that had been adopted by the company’s Board of Directors effective June 1, 2004. Under the terms of the reorganization completed July 22, 2004, Southwest Casino Corporation assumed the rights and obligations of Southwest Casino and Hotel Corp. under this plan. The plan permits Southwest Casino Corporation to issue incentive awards to all employees of Southwest Casino Corporation or any of its subsidiaries and any non-employee directors, consultants or independent contractors of the Company or any of its subsidiaries. Incentive awards under the plan include “incentive options” under Section 422 of the Internal Revenue Code of 1986, “non-statutory stock options” that do not qualify for “incentive option” treatment, stock appreciation rights, restricted stock awards, performance units and stock bonuses. A maximum of 1,500,000 shares of Southwest Casino Corporation common stock are reserved for issuance under the plan.  As of March 31, 2007, 925,000 options have been issued and are outstanding.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

MARCH 31, 2007 AND 2006

supersedes the Company’s previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

The effect of stock options issued was to decrease net earnings for the three months ended March 31, 2007 and 2006 by $44,304 and $19,331, respectively, and basic and diluted earnings per share by $0.002 and $0.001, respectively.

Options are granted to employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have terms of 5 to 10 years from the grant date and granted options typically vest quarterly over a one to three year period. The fair value of each option is amortized into compensation expense over the period the option vests. We have estimated fair value of all stock options as of the date of grant applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. No options were granted during the three months ended March 31, 2007

Status of options during the three months ended March 31, 2007

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	2,500,000	$0.65
Granted	0
Forfeited/cancelled/expired	0
Exercised	0
Balance at March 31, 2007	2,500,000	$0.65

Options outstanding at March 31, 2007	2,500,000	$0.65	5.8 years	$1,120,000
Options exercisable at March 31, 2007	2,111,667	$0.65	5.3 years	$952,000

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Southwest Casino Corporation closing stock price of $1.10 on March 31, 2007, that the option holders would have received had all option holders exercised their options as of that date. As of March 31, 2007, the Company’s unrecognized share-based compensation related to stock options was approximately $260,000. This cost is expected to be expensed over a weighted average period of one and one-half years.

No tax benefit has been recorded on the share based compensation expense for the three month periods ended March 31, 2007 and 2006.

NOTE 4 – WARRANTS

Status of warrants:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2006	1,837,500	$0.56
Granted	4,258,602	$0.64
Exercised	0
Cancelled	0
Warrants outstanding as of March 31, 2007	6,096,102	$0.615

Sale of Unregistered Securities

In connection with the Securities Purchase Agreement (“SPA”) entered into on January 24, 2007 and February 26, 2007, the Company issued warrants to purchase 2,975,293 shares of common stock to the investors and an additional 483,309 warrants to purchase shares of common stock to the placement agent in connection with the SPA, see Note 5.

Investor Relations Services and Financial Consulting Services

On January 17, 2007, the Company entered into two agreements with Strategic Growth International, Inc. (“SGI”) regarding investor relations and financial consulting services. As part of these agreements, the Company issued to

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

MARCH 31, 2007 AND 2006

SGI warrants to purchase 800,000 shares of Southwest common stock at a price of $0.63 per share that are exercisable for two years from the date of the agreements. The exercise price equals the weighted average closing price for one Southwest share on the Over-the-Counter Bulletin Board market for the five trading days immediately preceding the date Southwest entered into the Investor Relations Agreement. Beginning July 17, 2007, SGI will have the right to request the inclusion of the common shares underlying its warrants on any registration statement that Southwest files on which the shares are eligible for inclusion. Beginning January 17, 2008, SGI will have the right to require Southwest to file a registration statement covering those shares.

Southwest has the right to terminate the agreements at the end of six months. This right is void if SGI meets certain performance goals. If Southwest terminates the agreement at the end of six months, the number of shares subject to the warrants issued to SGI will be reduced by 50 percent. Southwest has the right to terminate the agreement at the end of any month of its term during the second year of the agreement. Southwest also agreed to indemnify SGI against certain claims that may arise in connection with the services provided by SGI under the agreements.

The Company reviewed EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” in determining the fair value of the warrants. The Company valued the warrants based upon the consideration received. The warrants have been valued at $220,000, which is being amortized to consulting expense and additional paid in capital quarterly over the term of the service agreements.

The following is a description of each agreement:

•                  Investor Relations Services:

Under the terms of a letter agreement accepted January 17, 2007, Southwest retained SGI to assist the company as an investor relations advisor and develop a comprehensive financial relations program designed to achieve increased awareness of Southwest and its business and enhanced liquidity in the public market for the Company’s stock.

Southwest will pay SGI $10,000 per month for a period of two years for these investor relations services. Southwest also agreed to reimburse SGI’s reasonable accountable expenses incurred in connection with services. In addition, Southwest will issue to SGI a warrant to purchase 100,000 shares of Southwest common stock, see terms of warrant described above.

•                  Financial Consulting Services:

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

Southwest is to pay SGI $8,000 per month for 24 months for the financial consulting services provided under this agreement, however, SGI has agreed to waive the monthly fee in exchange for a warrant to purchase 700,000 shares of Southwest common stock, see terms of warrant discussed above.

The Company will also be required to pay an additional consulting fee of $100,000 or $200,000 if SGI assists the Company in completing an equity or debt financing that meets standards stated in the agreement. In addition, if the Company issues warrants as part of such a debt financing, it will also issue warrants to purchase 100,000 shares of its common stock to SGI if warrants are issued to the lender, on the same terms as the warrants issued to the lender.

NOTE 5 – SALE OF UNREGISTERED SECURITIES

On January 24, 2007 and February 26, 2007, Southwest Casino Corporation (“Southwest”) entered into a Securities Purchase Agreement (“SPA”) with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to which Southwest sold in a private placement an aggregate of 7.44 million shares of its common stock with accompanying warrants to purchase an aggregate of 2.98 million shares of its common stock, at a purchase price of $0.55 per share of common stock. The warrants are exercisable for a period of five years, beginning six months after the date of issuance, at an

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

MARCH 31, 2007 AND 2006

exercise price of $0.61 per share. The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by Southwest of additional securities, unless such issuance is pursuant to a rights offering or pro rata distribution to all security holders except the investors.

The securities that were issued in this private placement were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Pursuant to the terms of a Registration Rights Agreement dated January 24, 2007 and February 26, 2007 between Southwest and the investors, Southwest has agreed to register the resale of the shares sold in the private placement, including shares issuable upon exercise of the warrants. On a registration statement that became effective on May 11, 2007. Pursuant to the Securities Purchase Agreement, Southwest and the investor parties have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature. If certain of its obligations are not met, Southwest has agreed to make pro-rata cash payments as liquidated damages to each investor.

The private placement resulted in net proceeds to Southwest of approximately $3.95 million, after the deduction of approximately, $135,000 of direct offering expenses. The placement agent agreed to accept the cash portion of its placement agent commission in common stock and warrants on the same terms as the investors, which resulted in the placement agent receiving approximately 517,000 shares of common stock and warrants to purchase an aggregate of approximately 207,000 shares of common stock. In addition, the placement agent received a warrant to purchase approximately 277,000 shares of common stock, which is exercisable for a period of five years, beginning six months after the date of issuance, at an exercise price of $1.00 per share.

The following officers and directors of Southwest participated in the private placement on the same terms as the other investors: James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director. Other than with respect to the SPA, there are no material relationships between Southwest and any of the other investors in the private placement.

NOTE 6 – PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverages provided gratuitously to customers, which was $273,000 and $291,000 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 7– NORTH METRO HARNESS INITIATIVE, LLC

Organization:

North Metro Harness Initiative, LLC (a development stage Minnesota Limited Liability Company) (“North Metro”) was formed on June 16, 2003 for the purpose of developing, owning, and operating a horse race track and card room north of Minneapolis, Minnesota, in Anoka County. North Metro has purchased land and obtained zoning, permitting and regulatory approvals and begun construction of its facilities. On June 8, 2004, Southwest Casino and Hotel Corp. (“Southwest”) sold a 50% interest in the Company to MTR – Harness Inc. (“MTR”), a wholly owned subsidiary of MTR Gaming, Inc. for $10,000.

Accounting for North Metro:

The Company evaluates whether North Metro should be treated as a variable interest entity (“VIE”) subject to consolidation during the applicable reporting periods under Financial Accounting Standards Board Interpretation 46(R) – Consolidation of Variable Interest Entities (as amended).

Due to contributions of capital made by MTR as of October 20, 2005, in accordance with the North Metro Member Control Agreement dated June 8, 2004, the Company no longer provides financial support in excess of its 50 percent decision making power. As of March 31, 2007 the Company has provided approximately 41 percent of the financial support, but still retains its 50 percent decision making power. Therefore, since October 20, 2005, the Company has accounted for its investment in North Metro on the equity method. The Company’s investment in North Metro as of March 31, 2007 was $6,033,848, which is recorded on the Company’s consolidated balance sheet.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

MARCH 31, 2007 AND 2006

For the three months ended March 31, 2007 and 2006, the Company has recorded a loss from this unconsolidated subsidiary, net of tax benefit of $120,171 and $39,942, respectively, as follows:

	Three months ended March 31,	Three months ended March 31,
	2007	2006
North Metro:
Revenues	$25,302	$—
Lobbying expenses	$54,012	$34,000
License fees – Minnesota Racing Commission	61,411	63,285
Other expenses	150,220	6,236
Total expenses	$265,643	$103,521
Net (loss)	$(240,341)	$(103,521)
Southwest Casino Corporation:
50% share of net (loss)	(120,171)	(51,761)
Net tax benefit	—	11,819
(Loss) of unconsolidated subsidiary net of tax benefit	$(120,171)	$(39,942)

In 2006, North Metro formed a wholly-owned subsidiary that acquired a nearby motel in December 2006 that North Metro continues to operate in 2007 and will be used to house personnel involved in the care of horses at the track during the racing season. The motel has 15 rooms available to rent.

Southwest did not record a tax benefit related to North Metro’s losses during the three months ended March 31, 2007, while Southwest did record a tax benefit during the three months ended March 31, 2006, see Note 12.

North Metro Financing Agreement

On April 20, 2007, North Metro entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) as agent and lender. Under the terms of the Credit Agreement, North Metro will borrow $41.7 million to construct, equip and open its harness racetrack and card club facility in Columbus, Minnesota on the north side of the Minneapolis – St. Paul metropolitan area. The initial advance of $5 million of loan proceeds was made April 20, 2007. As part of the loan agreement the members of North Metro agreed to complete aggregate membership contributions of $20.8 million prior to closing the loan. The total cost of the project is expected to approximate $62 million. As of March 31, 2007, Southwest had contributed $7.47 million and before the April 20, 2007 loan closing date contributed an additional $1.25 million to fulfill Southwest’s obligations under the Credit Agreement.

Under the Credit Agreement, the initial advance of loan proceeds will be followed by additional advances based on progress in building and opening the racetrack and card room facility. During construction, North Metro will make monthly payments of interest only based on a floating index rate plus 4 percent or on a 1-month, 2-month or 3-month LIBOR rate plus 6 percent, at North Metro’s option. After the project opens, interest rates will reduce to the applicable index rate plus 2.5 percent or the applicable LIBOR rate plus 4.5 percent, again at North Metro’s option. North Metro must also pay a fee equal to 4.5% per annum on any unused portion of the $41.7 million credit facility. Principal payments of $104,250 will be due on the last day of each fiscal quarter beginning the first full quarter after the project opening, as defined in the agreement. North Metro will also be required to prepay the loan in an amount equal to 50 percent of the project’s excess cash flow for each fiscal year beginning with the fiscal year ended December 31, 2008, as defined in the agreement. Final payment equal to all outstanding principal and accrued interest is due April 20, 2014.

North Metro may prepay the loan, in whole or in part, at any time, subject to the payment of certain fees and costs. The loan is secured by substantially all of the assets of North Metro. The Credit Agreement does not provide for recourse against the members of North Metro.

The Credit Agreement contains standard affirmative and negative covenants regarding North Metro and its wholly-owned subsidiary North Metro Hotel, LLC that restrict, among other things, the ability to dispose of assets, transfer or pledge equity interests, incur indebtedness, and make investments or distributions. Financial covenants

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

MARCH 31, 2007 AND 2006

applicable to North Metro include, among other things, limits on capital expenditures after opening, minimum EBITDA requirements, satisfaction of leverage ratio limits, and delivery of financial statements.

In addition to customary and standard events of default included in the Credit Agreement, failure to substantially complete (as defined in the Credit Agreement) construction of the North Metro project by June 30, 2008, and failure to operate the card room that is part of the North Metro project at any time after July 1, 2008, would constitute a default under the Credit Agreement.

Additional Membership Contribution, Pledge, Subordination and Sponsor Support Agreements of Southwest

In connection with the closing of the loan, Southwest was required to make additional membership contributions to North Metro, as discussed above. To date, Southwest has contributed approximately $8.7 million to North Metro, including the membership preferred capital contribution discussed below.

While the Credit Agreement does not provide for recourse against Southwest in the case of a default by North Metro, Southwest has pledged its membership interest in North Metro and North Metro pledged its membership interest in North Metro Hotel, LLC as security for repayment of the loan under the terms of a Pledge Agreement with Black Diamond (the “Pledge Agreement”).

Southwest also entered into a Subordination Agreement with Black Diamond (the “Subordination Agreement”) under which Southwest has agreed that repayment of a $1.65 million membership preferred capital contribution to North Metro, which North Metro was to repay to Southwest out of the first available revenue from operations, will be subordinated to the payments due under the loan agreements.

In addition, Southwest entered into a Sponsor Support Agreement (the “Support Agreement”) under which each member of North Metro has agreed to contribute additional capital to North Metro if proceeds from the loan are insufficient to complete construction and open the facility.

NOTE 8 – MANAGEMENT CONTRACT

Cheyenne and Arapaho Tribal Council Meeting

The Company has an agreement with the Cheyenne and Arapaho Tribes of Oklahoma (CATO) for management of CATO’s casinos located in Concho and Clinton, Oklahoma that expires on May 19, 2007.

The Tribal Council of the Cheyenne and Arapaho Tribes of Oklahoma (the “Tribes”) voted for the second time on March 31, 2007 to approve an extension and expansion of the gaming management relationship between the Tribes and Southwest. The Tribal Council includes all adult enrolled members of the Tribes and is one of the four branches of government under the Tribes’ 2006 Constitution. The Tribal Council had previously adopted resolutions on February 24, 2007 approving proposed terms for, and authorizing an attorney for the Tribes to review the final terms of, gaming management and development agreements under which Southwest will:

•                       continue to manage the Tribes’ existing Lucky Star casinos in Concho and Clinton, Oklahoma;

•                       expand the Lucky Star Concho and Clinton facilities to provide more gaming space and greater amenities;

•                       assume the management of and expand the Tribes’ existing casinos in Watonga and Canton Lake, Oklahoma; and

•                       develop and manage new gaming facilities on tribal land in four other Oklahoma cities, Seiling, Colony, Hammon and Elk City.

Under the resolutions adopted February 24th, the final agreements were to be presented to the Tribal Council at the March 31st meeting for approval. Before the March 31st Tribal Council meeting, Southwest negotiated with the attorney appointed by the Tribal Council the terms of eight new agreements: four new gaming management agreements; four agreements for expansions of existing casinos and/or development of new casinos; and an amendment to extend the current Gaming Management Agreement until the Chairman of the National Indian Gaming Commission approves the new management agreement for the Lucky Star - Concho and Lucky Star
- Clinton facilities. Southwest also provided copies of the draft gaming management agreement to the tribal Governor who declined to review the draft agreements or negotiate their terms with Southwest. The amendment and each of the new agreements was made available to members of the Tribes before and at the March 31st Tribal Council meeting.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

MARCH 31, 2007 AND 2006

Under those agreements and consistent with the resolutions adopted by the Tribal Council on February 24th and March 31st, Southwest’s management relationship with the Tribes will continue for an additional 5 years beginning on the day Southwest begins management of the Tribes’ gaming facilities under the new agreements. In addition to expanding the Lucky Star casinos managed by Southwest for the Tribes and expanding or developing casinos in six other locations, the resolutions adopted by the Tribal Council and the contracts provided at the March 31st meeting require Southwest to manage construction and pay up to $5 million of the costs of a proposed Indian Health Service clinic building out of the management fees it receives.

The Tribal Council resolutions direct the Governor of the Tribes to enter into the gaming management agreements on behalf of the Tribes within five days of final approval by the Tribal Council and direct the tribal Legislature to ratify the agreements no later than five days after the tribal Governor signs it or, if the Governor does not sign, no later than 10 days after final approval by the Tribal Council. The Tribal Legislature ratified the agreements on April 14, 2007.  The tribal Governor has actively opposed any extension of our management relationship with the Tribes and has disputed the authority of the Tribal Council and the tribal legislature to cause him to take any action on a gaming management agreement or enter into a gaming management agreement without his approval. On April 3, 2007, the tribal Governor filed a lawsuit in the Cheyenne and Arapaho district court alleging that the resolutions adopted by the Tribal Council at the March 31, 2007 and February 24, 2007 meetings violate the Tribes’ Constitution.  Southwest’s motion to intervene in this proceeding was granted on April 13, 2007. On May 2, 2007, Southwest filed its response to the Governor’s allegations and a request for an order directing the Governor to sign the management agreements.  On May 8, 2007, Southwest filed a motion for an expedited hearing on the matter.  The Tribal Trial Court has scheduled that hearing for May 18, 2007.

The validity of the February 24, 2007 Tribal Council meeting has also been challenged in the Cheyenne and Arapaho tribal court. A tribal court judge ruled that the meeting would be considered valid until a formal hearing on the issue could be held, likely in May. Based on the challenge to validity of the February 24th meeting, Southwest believes the validity of the March 31, 2007 Tribal Council meeting may also be challenged in tribal court.

Although we have received Tribal Council approval as discussed above, additional approvals are required to continue our management relationship with the Cheyenne and Arapaho Tribes beyond May 19, 2007. In general, gaming management agreements between Native American tribes and management contractors must be approved by the Chairman of the National Indian Gaming Commission (NIGC) before becoming effective.  Southwest submitted the executed agreements to the National Indian Gaming Commission for approval in accordance with the Indian Gaming Regulatory Act on April 19, 2007, after ratification by the Tribal Legislature.  Because of the uncertainty regarding whether we will receive the required approvals and succeed in any legal action needed to proceed with the extension of our management relationship beyond May 19, 2007, we remain uncertain whether we will be able to do so.

Notice of Termination of Management Contract

On March 30, 2007, the tribal Governor of the Cheyenne and Arapaho Tribes of Oklahoma, delivered a letter to Southwest alleging that Southwest had breached the terms of the Third Amended and Restated Gaming Management Agreement under which Southwest currently manages two casinos for the Cheyenne and Arapaho Tribes and notifying Southwest that the Tribes intend to terminate that agreement.  Under its current terms, this management agreement will expire on May 19, 2007.  In the tribal Governor’s letter, the tribal Governor alleged that Southwest had breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with Southwest’s ongoing efforts to extend its gaming management relationship with the Tribes.

The Company does not believe it has improperly interfered with or attempted to influence internal governmental decisions of the Tribes and Southwest will challenge any effort to terminate the Gaming Management Agreement on those grounds. Under its Gaming Management Agreement with the Tribes, Southwest is permitted to oppose, publicly or privately, any action by the Tribes that Southwest believes is not in the best interest of the Tribal gaming operations. Southwest believes that all of the actions it has taken on behalf of the gaming operations it manages or as part of its efforts to extend its gaming management relationship with the Tribes are consistent with that provision.

Under the terms of the Gaming Management Agreement, the Tribes must give Southwest 60 days notice of a breach before termination.  Southwest has the right to cure any alleged breach during that 60-day period, and if it does so, the Tribes will not have the right to terminate the Agreement.  Under the agreement, any dispute between Southwest

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

MARCH 31, 2007 AND 2006

and the Tribes regarding a breach of the agreement must be settled through binding arbitration under the Commercial Arbitration Rules of the American Arbitration Association. Arbitration awards may be enforced in the United States District Court for the District of Oklahoma.

NOTE 9 - LINE OF CREDIT

On October 20, 2005, the Company entered into an agreement to borrow up to $450,000 under a revolving line of credit due April 30, 2007 (see Note 18 regarding the amendment entered into subsequent to March 31, 2007).  The interest rate is Prime +1%, and not less than 7.5%.  Currently the interest rate is 9.25%.  At March 31, 2007, $450,000 was available to borrow.  The loan is guaranteed to the extent of $300,000 by three principal officers of the Company (see Note 18 regarding increase in the amount guaranteed to $450,000 subsequent to March 31, 2007).

NOTE 10 — REDEMPTION OF SECURITIES

The Company redeemed 357,000 shares of common stock in accordance with Article XI of the Company’s Articles of Incorporation effective January 22, 2007.  The shares were redeemed at a price of $0.90 per share based upon the closing stock price of the Company’s common stock as reported on January 22, 2007.  The Company recorded the redemption as a reduction to stockholder’s equity for the buy back of shares.  The shares of common stock are included in Treasury Stock in the Consolidated Statements of Changes in Stockholders’ Equity as of March 31, 2007.

NOTE 11 – EARNINGS (LOSS) PER SHARE

For all periods, basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted-average number of common shares outstanding.  Diluted earnings per share for the three months ended March 31, 2006, reflect the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding.  The Company had a net loss for the three months ended March 31, 2007; therefore a calculation of earnings per share on a fully diluted basis would be anti-dilutive.

The following is a reconciliation of basic and diluted earnings per share:
	Net Earnings	Weighted Average Equity	Earnings Per Share
	(Numerator)	(Denominator)
Three months ended March 31, 2006:
Basic Earnings per Share	$297,644	19,637,545	$0.02
Effect of Dilutive Securities:
Outstanding Options and Warrants		2,367,500
	$297,644	22,005,045	$0.01

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

NOTE 12 – INCOME TAXES

The Company adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48) effective January 1, 2007.  Interpretation No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes.”  Pursuant to Interpretation No. 48, the Company is required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit, based solely on the technical merits of the position as of the reporting date. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized.  The term “more-likely-than-not” means a likelihood of more than 50 percent.

The Company accounts for interest and penalties as interest expense in the Statement of Operations.

The Company does not have any unrecorded tax benefits as of January 1, 2007 or March 31, 2007.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

MARCH 31, 2007 AND 2006

The Company’s tax returns for the tax years 2003 through 2006 remain subject to examination by major tax jurisdictions.  However, as the Company has net operating losses from prior years these tax returns can also be examined once these net operating losses are utilized in future tax filings.

Management evaluated its probable ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate during the three months ended March 31, 2007 based upon the uncertainty of continuing the management relationship with the Cheyenne and Arapaho Tribes past May 19, 2007.   As a result of this evaluation, a tax benefit during the three months ended March 31, 2007 was not recognized.  As of March 31, 2007, the Company’s deferred tax asset is zero.

At December 31, 2003, the Company established a deferred tax asset relating to net operating losses.  As of December 31, 2005, management evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses would be utilized in 2006 based upon forecasted income for the Company in 2006.  During the three months ended March 31, 2006, the Company recorded a tax provision to reduce the previously established deferred tax asset.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $122,467 as of March 31, 2007, relating to periods prior to December 31, 2003.

James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director each participated in our January 24, 2007 and February 26, 2007 private placement of common stock with accompanying warrants.  See Note 5.

NOTE 14 – PROJECT DEVELOPMENT COSTS

The Company continues to pursue additional gaming opportunities and as a result continues to incur project development expenses.  For the three months ended March 31, 2007 and 2006, development expenses were $168,276 and $96,368, respectively.

NOTE 15 – SEGMENT INFORMATION

Segment information related to the three months ended March 31, 2007 follows:

	Casino Operations	Casino Management	Project Development	Total
Revenues	$3,512,406	$1,629,823	$—	$5,142,229
Segmented profit (loss) before income taxes	(266,183)	139,566	(288,447)	(415,064)
Segmented assets	12,833,030	2,603,394	6,043,848	21,480,272

Segment information related to the three months ended March 31, 2006 follows:

	Casino Operations	Casino Management	Project Development	Total
Revenues	$3,671,894	$1,702,618	$—	$5,374,512
Segmented profit (loss) before income taxes	(237,757)	846,377	(148,129)	460,491
Segmented assets	13,586,182	2,215,545	4,401,608	20,203,335

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

MARCH 31, 2007 AND 2006

Under the Company’s employment agreements with James B. Druck, CEO, Thomas E. Fox, President and COO, and Jeffrey S. Halpern, Vice President of Government Affairs, which were effective July 1, 2004, these executives can elect to continue their employment in a reduced capacity, with continuing medical benefits and a salary equal to their base pay at the time of termination for 12 months and not less than $25,000 after 12 months, if the Company terminates the executive’s employment without cause or in connection with a change in control of the Company (as defined in the employment agreement) or if the executive terminates his employment with the Company for good cause (as defined in the employment agreement).  The initial term of these agreements expired July 1, 2006, after which the agreement renewed and will continue to renew automatically for additional one-year terms unless terminated.

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

Management Agreement:

The Company has an agreement with the Cheyenne and Arapaho Tribes of Oklahoma (CATO) for management of CATO’s casinos located in Concho and Clinton, Oklahoma that expires on May 19, 2007.  The management fees received from this contract are significant to the Company’s cash flow from operations.  The Company is currently working to extend the Company’s management relationship with CATO, see Note 8.

Bonuses:

On March 27, 2007 the board of directors approved bonuses to officers and employees of the Company in the amount of $385, 000, of which $200,000 was paid during the three months ended March 31, 2007 and $10,000 was paid in April 2007.  Bonuses in the amount of $175,000 remain to be paid on or after July 1, 2007, at such time as management determines that Southwest has sufficient financial resources for the payments.  Bonuses in the amount of $185,000 have been recorded as a liability as of March 31, 2007.

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

NOTE 17 - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”) effective January 1, 2007, see Note 12.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The Company is currently evaluating the potential impact of this statement.

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

NOTE 18 – SUBSEQUENT EVENTS

Extension of Crown Bank Loan

On April 16, 2007, the Company entered into the Third Amendment to the Revolving Credit and Term Loan Agreement with Crown Bank.  The agreement has been amended to extend the maturity date of the $450,000 revolving line of credit to April 30, 2008.  The amendment did not alter the terms of the $2.5 million term loan and

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

MARCH 31, 2007 AND 2006

the Company made the final payment on the term loan on April 30, 2007.  Additionally, under the amendment, three principal officers of the Company each agreed to increase their personal guarantees of the line of credit from $100,000 to $150,000 plus expenses.  As of March 31, 2007, $297,619 was outstanding under the Term Loan and $0 was outstanding under the Revolving Credit facility.

Casino Acquisition

On December 18, 2006, Southwest Eagle, LLC (“Southwest Eagle”), a wholly-owned subsidiary of Southwest Casino Corporation, entered into an Asset Purchase Agreement and a long-term lease with Pinnacle Casinos and Resorts, LLC (“Pinnacle”).

On April 13, 2007, Southwest Casino Corporation and its wholly-owned subsidiary Southwest Eagle, notified Pinnacle that Southwest had elected to terminate the Asset Purchase Agreement between Southwest Eagle and Pinnacle dated December 18, 2006 and all related agreements. Under the Asset Purchase Agreement, Southwest Eagle had agreed to acquire the operating assets and lease the real property of the Double Eagle Hotel and Casino and Gold Creek Casino in Cripple Creek, Colorado (collectively, the “Double Eagle”).

Southwest terminated the Asset Purchase Agreement in response to notice Southwest received on April 10, 2007 from Pinnacle that the separate Stock Purchase Agreement under which Pinnacle was to acquire all of the outstanding capital stock of Colorado Casino Resorts, Inc. (“CCRI”), the owner of the Double Eagle, had terminated in accordance with its terms when Pinnacle did not make a required payment. Because Pinnacle was unable to complete its proposed acquisition of the CCRI stock in accordance with the Stock Purchase Agreement, as amended, Pinnacle is also unable to perform its obligations under the Asset Purchase Agreement with Southwest Eagle.  In connection with this acquisition we have recorded approximately $572,000 of deferred financing costs included in Other Assets in the unaudited consolidated balance sheet as of March 31, 2007.  We intend to continue to pursue this opportunity.

Management Contract

Refer to Note 8.

Registration Statement

Refer to Note 5.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, “Southwest”, the “Company”, “we”, “our” and “us”) for the three months ended March 31, 2007 and 2006.

Summary of Consolidated Operating Results:

For the quarter ended March 31, 2007, we had a net loss of $415,064 on revenues of $5,142,229 compared to net income of $297,644 on revenues of $5,374,512 for the same period in 2006.  This amounts to basic and fully diluted loss of $0.02 per outstanding share during the first quarter of 2007, as compared to earnings of $0.02 per outstanding share ($0.01 per share on a fully-diluted basis) during the first quarter of 2006.

This decrease in net income of approximately $713,000 was due primarily to an $881,000 reduction in income from operations due primarily to a decrease in revenues of approximately $233,000 resulting from poor weather experienced in January and February 2007, increased corporate expenses of approximately $679,000, and increased project development expenses of $72,000, which was offset by decreased casino operating expenses of approximately $100,000.  The decrease in income from operations was offset by a tax provision of $174,000 recorded during the quarter ended March 31, 2006 with no corresponding amount in 2007.

Overview:

Our principal business is the management, operation and development of gaming facilities in emerging and established gaming jurisdictions.  Currently, we operate three casinos in Cripple Creek, Colorado — Gold Rush Hotel and Casino, Gold Digger’s and Uncle Sam’s.  We also manage two Native American gaming operations in Oklahoma for the Cheyenne and Arapaho Tribes of Oklahoma, Lucky Star - Concho and Lucky Star - Clinton.  Lucky Star - Concho is located on U.S. Highway 81, just north of the Oklahoma community of El Reno.  Lucky Star - Clinton is located 60 miles west of Lucky Star - Concho in the community of Clinton, Oklahoma on Old Route 66 near Interstate I-40.  We also own a 50% membership interest in North Metro Harness Initiative, LLC, (“North Metro”).  North Metro is building a harness racetrack and 50-table card room in Columbus Township, Anoka County, Minnesota.  North Metro secured financing for the project and began construction in April 2007 and plans to begin harness racing in Spring 2008 and open the card room after completing 50 days of live racing (as required by Minnesota statue).

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

Casino Management:

We manage two casinos for the Cheyenne and Arapaho Tribes of Oklahoma under the Third Amended and Restated Gaming Management Agreement dated June 16, 1995.  This Agreement has been extended twice and currently expires on May 19, 2007.

The Tribal Council of the Cheyenne and Arapaho Tribes of Oklahoma (the “Tribes”) voted for the second time to approve an extension and expansion of the gaming management relationship between the Tribes and Southwest on March 31, 2007.  The Tribal Council includes all adult enrolled members of the Tribes and is one of the four branches of government under the Tribes’ 2006 Constitution. The Tribal Council had previously adopted resolutions on February 24, 2007 approving proposed terms for, and authorizing an attorney for the Tribes to review the final terms of, gaming management and development agreements under which we will:

•                       continue to manage the Tribes’ existing Lucky Star casinos in Concho and Clinton, Oklahoma;

•                       expand the Lucky Star Concho and Clinton facilities to provide more gaming space and greater amenities;

•                       assume the management of and expand the Tribes’ existing casinos in Watonga and Canton Lake, Oklahoma; and

•                       develop and manage new gaming facilities on tribal land in four other Oklahoma cities, Seiling, Colony, Hammon and Elk City.

Under the resolutions adopted February 24th the final agreements were to be presented to the Tribal Council at the March 31st meeting for approval.  Before the March 31st Tribal Council meeting, we negotiated with the attorney appointed by the Tribal Council the terms of eight new agreements: four new gaming management agreements; four agreements for expansions of existing casinos and/or development of new casinos; and an amendment to extend the current Gaming Management Agreement until the Chairman of the National Indian Gaming Commission approves the new management agreement for the Lucky Star - Concho and Lucky Star - Clinton facilities.  We also provided copies of the draft gaming management agreement to the tribal Governor who declined to review the draft agreements or negotiate their terms with us.  The amendment and each of the new agreements was made available to members of the Tribes before and at the March 31st Tribal Council meeting.

Under those agreements and consistent with the resolutions adopted by the Tribal Council on February 24th and March 31st, our management relationship with the Tribes will continue for an additional 5 years beginning on the day we begin management of the Tribes’ gaming facilities under the new agreements.  In addition to expanding the Lucky Star casinos managed by us for the Tribes and expanding or developing casinos in six other locations, the resolutions adopted by the Tribal Council and the contracts provided at the March 31st meeting require us to manage construction and pay up to $5 million of the costs of a proposed Indian Health Service clinic building out of the management fees we receive.

The Tribal Council resolutions direct the Governor of the Tribes to enter into the gaming management agreements on behalf of the Tribes within five days of final approval by the Tribal Council and direct the tribal Legislature to ratify the agreements no later than five days after the tribal Governor signs it or, if the Governor does not sign, no later than 10 days after final approval by the Tribal Council. The Tribal Legislature ratified the agreements on April 14, 2007.  The tribal Governor has actively opposed any extension of our management relationship with the Tribes and has disputed the authority of the Tribal Council and the tribal legislature to cause him to take any action on a gaming management agreement or enter into a gaming management agreement without his approval. On April 3, 2007, the tribal Governor filed a lawsuit in the Cheyenne and Arapaho district court alleging that the resolutions adopted by the Tribal Council at the March 31, 2007 and February 24, 2007 meetings violate the Tribes’ Constitution.  Our motion to intervene in this proceeding was granted on April 13, 2007.  On May 2, 2007, we filed our response to the Governor’s allegations and a request for an order directing the Governor to sign the management agreements.  On May 8, 2007 we requested and expedited hearing in this case.  The Tribal Trial Court has scheduled that hearing on May 18, 2007.

The validity of the February 24, 2007 Tribal Council meeting has also been challenged in the Cheyenne and Arapaho tribal court.  A tribal court judge ruled that the meeting would be considered valid until a formal hearing on the issue could be held, likely in May.  Based on the challenge to validity of the February 24th meeting, Southwest believes the validity of the March 31, 2007 Tribal Council meeting may also be challenged in tribal court.

Although we have received Tribal Council approval as discussed above, additional approvals are required to continue our management relationship with the Cheyenne and Arapaho Tribes beyond May 19, 2007. In general, gaming management agreements between Native American tribes and management contractors must be approved by the Chairman of the National Indian Gaming Commission (NIGC) before becoming effective.  On April 19, 2007, we submitted the amendment, the management agreement and the expansion/development agreements to the NIGC for approval under the Indian Gaming Regulatory Act.  Because of the uncertainty regarding whether we will receive the required approvals and succeed in any legal action needed to proceed with the extension of our management relationship beyond May 19, 2007, we remain uncertain whether we will be able to do so.

Notice of Termination of Management Contract

On March 30, 2007, the tribal Governor of the Cheyenne and Arapaho Tribes of Oklahoma, delivered a letter to us alleging that we had breached the terms of the Third Amended and Restated Gaming Management Agreement under which we currently manage two casinos for the Cheyenne and Arapaho Tribes and notifying us that the Tribes intend to terminate that agreement.  Under its current terms, this management agreement will expire on May 19, 2007.  In his letter, the tribal Governor alleged that we had breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with our ongoing efforts to extend our gaming management relationship with the Tribes.

We do not believe we have improperly interfered with or attempted to influence internal governmental decisions of the Tribes and we will challenge any effort to terminate the Gaming Management Agreement on those grounds. Under our Gaming Management Agreement with the Tribes, we are permitted to oppose, publicly or privately, any action by the Tribes that we believe are not in the best interest of the Tribal gaming operations. We believe that all of the actions we have taken on behalf of the gaming operations we manage or as part of our efforts to extend our gaming management relationship with the Tribes are consistent with that provision.

Under the terms of the Gaming Management Agreement, the Tribes must give us 60 days notice of a breach before termination.  We have the right to cure any alleged breach during that 60-day period, and if we do so, the Tribes will not have the right to terminate the Agreement.  Under the agreement, any dispute between us and the Tribes regarding a breach of the agreement must be settled through binding arbitration under the Commercial Arbitration Rules of the American Arbitration Association. Arbitration awards may be enforced in the United States District Court for the District of Oklahoma.

Lucky Star - Concho

We earned management fees of $916,605 and $1,070,755 from Lucky Star - Concho during the three months ended March 31, 2007 and 2006, respectively, a decrease of 14.4%.   The decrease in management fees in the first quarter of 2007 compared to the same period in the prior year is due to poor weather experienced in January and February 2007 and greater competition from other tribal gaming operations closer to Oklahoma City and from Remington Park, a racetrack in Oklahoma City that began offering electronic gaming near the end of 2005.

Lucky Star - Clinton

We earned management fees of $713,218 and $631,863 from Lucky Star - Clinton during the three months ended March 31, 2007 and 2006, respectively, an increase of 12.9%.   The increase in management fees is the result of an improved mix of games on the floor, including the use of slim line cabinets which allowed us to put more gaming machines in the same amount of space, and the successful renegotiation of machine vendor fees on a number of our more popular electronic games.

Because of the uncertainty surrounding the continuation of our management relationship with the Cheyenne and Arapaho Tribes of Oklahoma beyond May 19, 2007 we are unable to give an outlook on revenues for the remainder of 2007.

Casino operations:

Gold Rush/Gold Digger’s Casino Results

	Three Months Ended March 31,	Three Months Ended March 31,	Percentage Increase
	2007	2006	(Decrease)
Casino revenues	$3,172,513	$3,293,463	(3.7)%
Total revenues	3,298,429	3,462,784	(4.7)%
EBITDA	457,258	549,588	(16.8)%
Operating margin	13.9%	15.9%

Three Months Ended March 31, 2007 v March 31, 2006:

Gold Rush/Gold Digger’s (“GRGD”) recorded a 3.7% decrease in casino revenues for the first quarter of 2007 compared to the first quarter of 2006 primarily due to bad weather experienced in January and February 2007.  The Cripple Creek market also decreased by approximately 2.0%.  EBITDA decreased by approximately 16.8% as a result of increased marketing expenses which were committed in 2006 relating to January and February 2007 as well as an increase in marketing expenses in March 2007 to make-up for the poor patronage in January and February 2007.  We continue to see high gas prices reduce the number of visits our patrons are able to make as most live about an hour’s drive from Cripple Creek.  We also have increased competition as a nearby competitor expanded their facility by about 80 machines year-over-year, which has had an adverse impact on us.

Uncle Sam’s Casino Results:

	Three Months Ended March 31,	Three Months Ended March 31,	Percentage Increase
	2007	2006	(Decrease)
Casino revenues	$208,879	$207,872	0.5%
Total revenues	213,977	209,110	2.3%
EBITDA	(107,195)	(139,744)	23.3%
Operating margin	(50.1)%	(66.8)%

Three Months Ended September 30, 2006 v September 30, 2005:

Uncle Sam’s enjoyed a 2.3% increase in total revenues for the first quarter compared to the prior year.  Late in the second quarter of 2006, Uncle Sam’s opened the Altitude Night Club & Bar which helped increase traffic and revenues during the quarter; particularly on weekends compared to the first quarter of 2006.  The higher revenues along with reduced expenses helped improve EBITDA by approximately $33,000.

Project Development costs for the three months ended March 31, 2007 and 2006 were $168,276 and $96,368, respectively.  The increase of approximately $72,000 is a result of increased costs associated with obtaining our contract extension with the Cheyenne and Arapaho Tribes, see above discussion under “Casino Management”.

Corporate expenses were $1,303,585 and $624,975 during the three months ended March 31, 2007 and 2006, respectively an increase of approximately $679,000.  The increase in corporate expenses during the three months ended March 31, 2007 over the comparable period in 2006 is primarily due to increased salary and benefit expense of approximately $437,000 (which included discretionary bonuses approved by the board of directors in March 2007 of approximately $385,000 with no corresponding amount in the same period in 2006), fees for investor relations and financial consulting services of approximately $57,000, increased fees with the National Indian Gaming Association of approximately $37,000, increased legal and accounting fees of approximately $40,000 and increased travel related expenses of approximately $19,000.  The bonus approved in March 2007 consisted of $210,000 which was paid on March 31, 2007, $10,000 paid in April 2007, and $175,000 to be paid on or after July 1, 2007 at such time as management determines that Southwest has sufficient financial resources for the payment.  The $175,000 is accrued as a liability at March 31, 2007.  On March 27, 2007 the board of directors approved bonuses to officers and employees of the Company in the amount of $385, 000, of which $200,000 was paid during the three months ended March 31, 2007 and $10,000 was paid in April 2007.  Bonuses in the amount of $175,000 remain to be paid on or after July 1, 2007, at such time as management determines that Southwest has sufficient financial resources for the payments.  Bonuses in the amount of $185,000 have been recorded as a liability as of March 31, 2007.

Interest Expense was $249,449 and $322,346 for the three months ended March 31, 2007 and 2006, respectively.  Interest expense decreased approximately $73,000 primarily due to paying less interest on our $2.5 million term loan as we had lower principal outstanding in the first quarter 2007 compared to the first quarter of 2006 as a result of monthly principal amortization payments beginning that began April 1, 2006.

Loss of unconsolidated subsidiary, net of tax benefit represents our share of the losses of North Metro, which were $120,171 and $39,942 during the three months ended March 31, 2007 and 2006, respectively.  The increase in losses in 2007 compared to 2006 is a result of increased real estate taxes in 2007 due to higher assessed land values following the purchase of land by North Metro in late 2005.

Effective tax rate for the three months ended March 31, 2007 we did not record a tax benefit for the net loss as a result of our evaluation of deferred tax assets and our ability to utilize the deferred tax assets in the future.  In the first quarter of 2006 we recorded a tax provision that resulted in an effective tax rate of 34%.  As of December 31, 2005, we evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses in previous years would be utilized in 2006 based upon forecasted income for 2006.  We evaluated the valuation allowance against the deferred tax assets at March 31, 2007 and did not reverse the valuation allowance because we are uncertain whether we will continue our management relationship with the Cheyenne and Arapaho Tribes past May 2007.  As of March 31, 2007, our deferred tax asset is zero.

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

On January 24, 2007 and February 26, 2007, we entered into a Securities Purchase Agreement (“SPA”) with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, under which we sold in private placements an aggregate of 7.44 million shares of our common stock with accompanying warrants to purchase an aggregate of 2.98 million shares of our common stock, at a purchase price of $0.55 per share of common stock.  The warrants are exercisable for a period of five years, beginning six months after the date of issuance, at an exercise price of $0.61 per share.  The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by us of additional securities, unless such issuance is pursuant to a rights offering or pro rata distribution to all security holders except the investors.

The securities that were issued in this private placement were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.  Pursuant to the terms of the Registration Rights Agreements dated January 24, 2007 and February 26, 2007 between us and the investors, we agreed to register the resale of the shares sold in the private placement, including shares issuable upon exercise of the warrants, on a registration statement that became effective on May 11, 2007.  Under the Securities Purchase Agreement, we and the investor parties have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.  If certain of our obligations are not met, we have agreed to make pro-rata cash payments as liquidated damages to each investor.

The private placement resulted in net proceeds to us of approximately $3.95 million, after the deduction of approximately $135,000 of direct offering expenses.  The placement agent agreed to accept the cash portion of the placement agent commission in common stock and warrants on the same terms as the investors, which resulted in the placement agent receiving approximately 517,000 shares of common stock and warrants to purchase an aggregate of approximately 207,000 shares of common stock.  In addition, the placement agent received a warrant to purchase approximately 277,000 shares of common stock, which is exercisable for a period of five years, beginning six months after the date of issuance, at an exercise price of $1.00 per share.

The following officers and directors participated in the private placement on the same terms as the other investors: James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director.  Other than with respect to their participation in this offering, there are no material relationships between us and any of the other investors in the private placement.

On April 20, 2007, North Metro entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) as agent and lender.  Under the terms of the Credit Agreement, North Metro will borrow $41.7 million to construct, equip and open its harness racetrack and card club facility in Columbus, Minnesota on the north side of the Minneapolis — St. Paul metropolitan area.  The initial advance of $5 million of loan proceeds was made April 20, 2007.  As part of the loan agreement the members of North Metro agreed to complete aggregate membership contributions of $20.8 million prior to closing the loan.  The total cost of the project is expected to approximate $62 million.  As of March 31, 2007, we had contributed $7.47 million and before the April 20, 2007 loan closing date we contributed an additional $1.25 million to fulfill our obligations under the Credit Agreement.

While the Credit Agreement does not provide for recourse against us in the case of a default by North Metro, we have pledged our membership interest in North Metro and North Metro pledged its membership interest in North Metro Hotel, LLC as security for repayment of the loan under the terms of a Pledge Agreement with Black Diamond (the “Pledge Agreement”).

We also entered into a Subordination Agreement with Black Diamond (the “Subordination Agreement”) under which we agreed that repayment of a $1.65 million membership preferred capital contribution to North Metro, which North Metro was to repay to us out of the first available revenue from operations, will be subordinated to the payments due under the loan agreements.

In addition, we entered into a Sponsor Support Agreement (the “Support Agreement”) under which each member of North Metro agreed to contribute additional capital to North Metro if proceeds from the loan are insufficient to complete construction and open the facility.  We believe the loan financing secured by North Metro will be sufficient to construct and open the facility.

If we are unsuccessful in continuing our management relationship with the Cheyenne and Arapaho Tribes past May 2007 we than will have to raise additional capital through debt or equity financing.    We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria.  If we complete a material acquisition or investment, our operating results and financial condition could change significantly in future periods.  In addition, any new opportunity would in all likelihood require new equity or debt financing.

On December 18, 2006, we entered into an Asset Purchase Agreement and a long-term lease with Pinnacle Casinos and Resorts, LLC (“Pinnacle”).

On April 13, 2007, we notified Pinnacle that we had elected to terminate the Asset Purchase Agreement between us and Pinnacle dated December 18, 2006 and all related agreements. Under the Asset Purchase Agreement, we had agreed to acquire the operating assets and lease the real property of the Double Eagle Hotel and Casino and Gold Creek Casino in Cripple Creek, Colorado (collectively, the “Double Eagle”).

We terminated the Asset Purchase Agreement in response to notice we received on April 10, 2007 from Pinnacle that the separate Stock Purchase Agreement under which Pinnacle was to acquire all of the outstanding capital stock of Colorado Casino Resorts, Inc. (“CCRI”), the owner of the Double Eagle, had terminated in accordance with its terms when Pinnacle did not make a required payment. Because Pinnacle was unable to complete its proposed acquisition of the CCRI stock in accordance with the Stock Purchase Agreement, as amended, Pinnacle is also unable to perform its obligations under the Asset Purchase Agreement with us.  In connection with this acquisition we have recorded approximately $572,000 of deferred financing costs included in Other Assets in the unaudited consolidated balance sheet as of March 31, 2007.  We intend to continue to pursue this opportunity.

Net cash provided by operating activities during the three months ended March 31, 2007 was $116,095 compared to $930,161 during the same period in the prior year, a decrease of approximately $814,000.  The decrease between periods is primarily due to a decrease in our management fees received in the first quarter of 2007 that resulted from receiving a management fee payment of approximately $400,000 in late December 2006 from the Cheyenne and Arapaho management contract that was received in January of the same period in the prior year, decreased payments of accounts payable and accrued liabilities of approximately $265,000 and an increase in project development costs of approximately $72,000.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $1,256,229 and $238,402, respectively, an increase of approximately $1,018,000.  The increase in use of cash between the periods was due primarily to an increase in our investment in North Metro of approximately $945,000 in connection with the closing of the construction financing secured by North Metro in April 2007.  We contributed $1.1 million during the quarter ended March 31, 2007 to North Metro and we made additional capital contributions of approximately $1.25 million in April 2007 to fulfill the membership contribution requirements of the loan agreement discussed above.

Net cash provided by financing activities for the three months ended March 31, 2007 was $2,165,171 compared to net cash used in financing activities for the three months ended March 31, 2006 of $504,689.  During the three months ended March 31, 2007 we had the following financing activities:

•                  We completed an equity financing resulting in proceeds of approximately $4.1 million, see further discussion above.

•                  During the three months ended March 31, 2007 we made payments of approximately $685,000 on long-term borrowings compared to approximately $217,000 during the three months ended March 31, 2006.

•                  We paid costs of approximately $322,000 related to the redemption of 357,000 shares of common stock in accordance with Article XI of our Articles of Incorporation effective January 22, 2007.  The shares were redeemed at a price of $0.90 per share based upon the closing stock price of our common stock as reported on January 22, 2007.  We recorded the redemption as a reduction to stockholder’s equity for the buy back of shares.  The shares of common stock are included in Treasury Stock in the Consolidated Statements of Changes in Stockholders’ Equity as of March 31, 2007.

•                  We made payments of approximately $447,000 related to our proposed acquisition of the Double Eagle Hotel and Casino in Cripple Creek, Colorado, see further discussion above

•                  We made payments on our line of credit of $446,292 compared to $300,000 in the first quarter of 2006.

Line of Credit.   On October 20, 2005, we established a $450,000 line of credit with Crown Bank of Minneapolis, Minnesota.  The line of credit is due April 30, 2008 with a variable interest rate at one percent above prime but not less than 7.5% (9.25% at March 31, 2007).  As of March 31, 2007, the outstanding balance was $0.  Our three principal officers have guaranteed up to $450,000 of this line of credit.

Term Note.  On October 20, 2005, the Company entered into a term loan to borrow $2.5 million. The loan is due April 30, 2007 with a variable interest rate at one percent above prime but not less than 7.5% (9.25% at March 31, 2007). Twelve shareholders of the Company, including our three principal officers and a member of our board of directors, guarantee the loan. The term note provided for interest only until April 1, 2006 at which time we began making principal payments.  As of April 30, 2007 the loan has been paid in full.

Equipment Loan.  On December 23, 2005, the Company negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our three casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 8.25% as of September 30, 2006.   The outstanding balance as of March 31, 2007 was approximately $326,000.

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

Significant Accounting Policies and Estimates:

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States.  Certain of our accounting policies, including, but not limited to, the estimated lives assigned to our assets, the determination of bad debt, asset impairment, valuation of stock option or warrant awards, and income taxes, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  We cannot assure you that our actual results will not differ from our estimates.  For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis or Plan of Operation and Notes to Consolidated Financial Statements presented in the 2006 Financial Statements included in our Annual Report on Form 10-KSB.

New Accounting Pronouncements:

We adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48) effective January 1, 2007, which did not have a significant impact to our financial statements.

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

In February 2007, the FASB released SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 “ This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  We are evaluating the impact of this statement.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

•                  the approval, continuation or extension of management contracts with our Tribal partners;

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

Risk Factors

In reviewing this quarterly report on Form 10-QSB, you should carefully consider the matters concerning Southwest Casino Corporation described under the heading “Risk Factors” in the annual report on Form 10-KSB filed by the Corporation on March 21, 2007, which are incorporated in this document by reference.

Item 3.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The company’s principal executive officer (Chief Executive Officer) and principal financial officer (President and Chief Operating Officer) have evaluated the company’s disclosure controls and procedures as of March 31, 2007, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2007, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

At a special meeting held on March 31, 2007, the Tribal Council of the Cheyenne and Arapaho Tribes of Oklahoma voted to approve agreements to extend and expand the gaming management relationship between Southwest and the Tribes and to authorize and direct the Governor of the Tribes to sign those agreements.  On April 3, 2007, the Governor filed a declaratory judgment action in the Tribal trial court asking the court to declare those resolutions invalid.  The Tribal court granted our motion to intervene in this case on April 13, 2007.  On May 2, 2007, we filed our response to the Governor’s allegations and a request for an order director the Governor to sign the management agreements.  On May 8, 2007, we requested an expedited hearing in this case, which the Tribal court has scheduled for May 18, 2007.

In addition, we are involved in various claims, legal actions and other complaints arising in the ordinary course of business.  In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in our financial statements and the ultimate outcome of these other matters will not have a material effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Please see our Current Reports on Form 8-K filed January 30, 2007 and February 27, 2007 for information regarding sales of unregistered securities during the first quarter of 2007 in which we raised approximately $4.1 million.  There were no sales of our company’s unregistered equity securities during the first quarter of 2007 that were not disclosed in a current report on Form 8-K before the filing of this report.

(c)           The following table summarizes information regarding repurchases of shares of Southwest Casino Corporation common stock during the first quarter of 2007:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
Jan. 1 to Jan. 31, 2007	357,000	(1)	$0.90	0	0
Feb. 1 to Feb. 28, 2007	0		0	0	0
Mar. 1 to Mar 31, 2007	0		0	0	0

(1)           Consists of 357,000 shares of common stock repurchased from three shareholders in accordance with Article XI of our Articles of Incorporation.  Article XI provides for repurchase of shares if the Board of Directors determines that continued ownership of those shares could negatively impact any gaming license or approval required for the company’s operations.

(2)           Southwest does not currently have any publicly announced plans or programs for the repurchase of its securities.

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

May 15, 2007	SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer
(principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Operating Officer
(principal financial and accounting officer)