Form 10QSB
period 2007-06-30
SOUTHWEST CASINO CORP
filed 2007-08-14
CIK 1170848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  27,286,443 as of July 31, 2007.

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

SOUTHWEST CASINO CORPORATION

FORM 10-QSB
June 30, 2007

In this Form 10-QSB, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation and its consolidated subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOUTHWEST CASINO CORPORATION
Consolidated Balance Sheets (Unaudited)
June 30, 2007

2007
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,408,629
Accounts Receivable	81,197
Management Fees Receivable	337,622
Inventories	163,509
Prepaid Expenses	577,312
Other Current Assets	64,800
Total Current Assets	$2,633,069

PROPERTY AND EQUIPMENT
Leasehold Improvements	15,752,964
Furniture and Equipment	6,214,337
Accumulated Depreciation	(11,725,610)
Net Property and Equipment	$10,241,691

OTHER ASSETS
Intangible Assets	$296,198
Other Assets	476,418
Investment in Unconsolidated Subsidiary	7,364,607
Total Other Assets	$8,137,223

TOTAL ASSETS	$21,011,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$810,403
Accrued Expenses	835,882
Accrued Liabilities - Related Parties	122,467
Current Portion of Long-Term Liabilities	996,467
Total Current Liabilities	$2,765,219

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$6,993,954

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 Shares Authorized	$—
Common Stock, $.001 Par Value 75,000,000 Shares Authorized, 27,643,443 Shares Issued and 27,286,443 Outstanding at June 30, 2007	27,644
Additional Paid-in Capital	21,313,848
Accumulated Deficit	(9,766,382)
11,575,110
Less Treasury Stock (357,000 shares redeemed)	(322,300)

Total Stockholders’ Equity	11,252,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,011,983

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

NET REVENUES
Casino	$3,743,884	$3,869,351	$7,125,276	$7,370,686
Food & Beverage/Hotel	130,865	142,792	230,320	258,056
Management and Consulting	1,501,628	1,391,195	3,131,451	3,093,813
Entertainment	29,546	6,125	29,546	6,125
Other	50,246	34,938	81,805	90,233
	5,456,169	5,444,401	10,598,398	10,818,913

EXPENSES
Casino	$2,892,150	$2,819,353	$5,744,793	$5,728,524
Food & Beverage/Hotel	339,988	353,655	649,688	706,534
Corporate Expense	821,234	687,321	2,124,819	1,312,296
Project Development Costs	84,295	81,115	252,571	177,483
Entertainment	53,432	34,749	68,837	49,580
Depreciation and Amortization	487,744	542,798	1,028,377	1,085,105
	4,678,843	4,518,991	9,869,085	9,059,522

INCOME FROM OPERATIONS	$777,326	$925,410	$729,313	$1,759,391

OTHER INCOME (EXPENSE)
Interest Income	$652	$555	$3,221	$1,172
Interest Expense	(203,374)	(262,177)	(452,823)	(584,523)
Write-off of Acquisition and Financing Costs	(126,650)		(126,650)	—
	(329,372)	(261,622)	(576,252)	(583,351)

Income before income taxes, equity in earnings of unconsolidated subsidiaries	447,954	663,788	153,061	1,176,040

Income Taxes		(225,688)	—	(400,354)
Loss of Unconsolidated Subsidiaries, Net of Tax Benefit	(96,437)	(60,523)	(216,608)	(100,465)

Income (Loss) from Continuing Operations	351,517	377,577	(63,547)	675,221

NET INCOME (LOSS)	$351,517	$377,577	$(63,547)	$675,221

Income (loss) per share - basic	$0.01	$0.02	$(0.00)	$0.03
Income (loss) per share - diluted	$0.01	$0.02	—	$0.03
Weighted average common shares outstanding - basic	27,286,443	19,688,656	26,026,331	19,662,545
Weighted average common shares outstanding - diluted	29,394,824	20,845,522	—	20,703,397

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$(63,547)	$675,221
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,028,377	1,085,106
Amortization of Loan Costs	56,619	82,559
Write-off of Acquisition and Financing Costs	126,650
Stock Based Compensation Expense	138,942	93,788
Loss of Unconsolidated Subsidiary	216,608	132,129
Change in Current Assets and Liabilities,
(Increase) Decrease in Restricted Cash	—	2,656
(Increase) Decrease in Receivables	(261,313)	(68,617)
(Increase) Decrease in Inventories	9,707	(25,611)
(Increase) Decrease in Prepaid Expenses	11,419	71,084
(Increase) Decrease in Other Current Assets	(4,275)
(Increase) Decrease in Deferred Tax Asset	—	368,190
Increase (Decrease) in Accounts Payable	161,694	(67,719)
Increase (Decrease) in Accrued Expenses	(136,922)	(376,648)
Increase (Decrease) in Accrued Interest Payable	(5,927)	(3,490)
Net Cash Provided By Operating Activities	$1,278,032	$1,968,648

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(179,086)	(152,089)
Payment of Deposit	(2,713)	14,000
Payment of Costs Associated with Management Contract	(306,450)
Investment in Unconsolidated subsidiary	(2,527,195)	(378,501)
Net Cash Used In Investing Activities	$(3,015,444)	$(516,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Payments on Short-Term Notes Payable	$(446,292)
Principal Payments on Long-Term Borrowings	(1,224,996)	(1,124,254)
Proceeds from Issuance of Common Stock upon Exercise of Warrants	—	12,000
Proceeds from Issuance of Common Stock and Warrants	4,054,369
Redemption of Common Stock	(322,300)	—
Other	(8,900)
Payment of Deferred Financing Costs	(437,100)
Payments for liabilities owed to related parties		(110,000)
Net Cash Provided (Used) by Financing Activities	$1,614,781	$(1,222,254)

Net Increase in Cash and Cash Equivalents	(122,631)	229,804

CASH AND CASH EQUIVALENTS
Beginning of Period	1,531,260	1,195,145
End of Period	$1,408,629	$1,424,949

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$402,131	$531,812
Income Taxes Paid	$37,858	$22,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital Assets acquired with acounts payable	$12,703	$115,589
Deferred financing costs included in accounts payable	$68,358
Costs associated with issuing common stock included in accounts payable	$13,465

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2007

	Treasury Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Total

BALANCE December 31, 2006	—	$—	19,688,656	$19,689	$17,239,894	$(9,702,835)	$7,556,748

Issuance of Common Stock and Warrants, net			7,954,787	7,955	3,935,012		3,942,967

Redemption of Common Stock	(357,000)	(322,300)			—		(322,300)

Stock-based compensation expense related to options and warrants					138,942		138,942

Net Income						(63,547)	(63,547)

BALANCE June 30, 2007	(357,000)	$(322,300)	27,643,443	$27,644	$21,313,848	$(9,766,382)	$11,252,810

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

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

NOTE 2 — MANAGEMENT FINANCIAL PLANS

The Company has completed two closings on an equity financing, see Note 5. The net proceeds from the sale of securities were approximately $4 million. As a result of the financing agreement entered into by North Metro, see Note 7, the Company was required to make additional membership contributions of approximately $2.35 million to North Metro from January 1, 2007 to the time the loan closed on April 20, 2007.  Additionally, the Company’s management contract with the Cheyenne and Arapaho Tribes was extended for two additional years on May 19, 2007.  However the management fees have been amended and there remains uncertainty with our management contract, see Note 8.  If the management contract terminates, the Company will be required to seek additional debt or equity financing within the next twelve months.   The Company may also seek debt and equity financing at various times throughout the year related to various initiatives.

NOTE 3 — STOCK OPTIONS AND AWARDS

Stock option plans:

On July 15, 2004, Southwest Casino and Hotel Corp. shareholders approved the Southwest Casino and Hotel Corp. 2004 Stock Incentive Plan that had been adopted by the company’s Board of Directors effective June 1, 2004. Under the terms of the reorganization completed July 22, 2004, Southwest Casino Corporation assumed the rights and obligations of Southwest Casino and Hotel Corp. under this plan. The plan permits Southwest Casino Corporation to issue incentive awards to all employees of Southwest Casino Corporation or any of its subsidiaries and any non-employee directors, consultants or independent contractors of the Company or any of its subsidiaries. Incentive awards under the plan include “incentive options” under Section 422 of the Internal Revenue Code of 1986, “non-statutory stock options” that do not qualify for “incentive option” treatment, stock appreciation rights, restricted stock awards, performance units and stock bonuses. Effective June 14, 2007, the shareholders approved an amendment to increase the number of shares available for grant under the plan from 1,500,000 to 3,000,000.  As of June 30, 2007, 925,000 options have been issued and are outstanding.  No options have been granted from July 1, 2006 to present.

In addition to the assumption of the 2004 Stock Incentive Plan, Southwest Casino Corporation assumed outstanding non-plan options to acquire shares of Southwest Casino and Hotel Corp. common stock as part of its reorganization. The Company assumed stock options to purchase 1,575,000 shares of its common stock at a weighted average price of $.62 per share.

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

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

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

The effect of stock options issued was to decrease net earnings for the three months ended June 30, 2007 and 2006 by $44,221 and $66,080, respectively, and basic and diluted earnings per share by $0.002 and $0.003, respectively.  The effect of stock options issued was to increase the net loss for the six months ended June 30, 2007 and decrease the net earnings for the six months ended June 30, 2006 by $88,525 and $85,411, respectively, and basic loss per share and basis and diluted earnings per share by $0.003 and $0.004, respectively.

Options are granted to employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have terms of 5 to 10 years from the grant date and granted options typically vest quarterly over a one to three year period. The fair value of each option is amortized into compensation expense over the period the option vests. We have estimated fair value of all stock options as of the date of grant applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. No options were granted during the six months ended June 30, 2007.

Status of options during the six months ended June 30, 2007

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	2,500,000	$0.65
Granted	0
Forfeited/cancelled/expired	0
Exercised	0
Balance at June 30, 2007	2,500,000	$0.65

Options outstanding at June 30, 2007	2,500,000	$0.65	5.6 years	$—
Options exercisable at June 30, 2007	2,174,583	$0.65	5.1 years	$—

As the closing stock price of $0.56 at June 30, 2007 was less than the weighted average exercise price for both options outstanding and options exercisable there was no intrinsic value.  As of June 30, 2007, the Company’s unrecognized share-based compensation related to stock options was approximately $215,000. This cost is expected to be expensed over a weighted average period of one and a quarter years.

No tax benefit has been recorded on the share based compensation expense for the three and six month periods ended June 30, 2007 and 2006.

NOTE 4 — WARRANTS

Status of warrants:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2006	1,837,500	$0.56
Granted	4,258,602	$0.64
Exercised	0
Cancelled	0
Warrants outstanding as of June 30, 2007	6,096,102	$0.615

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

Sale of Unregistered Securities

In connection with the Securities Purchase Agreement (“SPA”) entered into on January 24, 2007 and February 26, 2007, the Company issued warrants to purchase 2,975,293 shares of common stock to the investors and an additional 483,309 warrants to purchase shares of common stock to the placement agent, see Note 5.

Investor Relations Services and Financial Consulting Services

On January 17, 2007, the Company entered into two agreements with Strategic Growth International, Inc. (“SGI”) regarding investor relations and financial consulting services. As part of these agreements, the Company issued to SGI warrants to purchase 800,000 shares of Southwest common stock at a price of $0.63 per share that are exercisable for two years from the date of the agreements. The exercise price equals the weighted average closing price for one Southwest share on the Over-the-Counter Bulletin Board market for the five trading days immediately preceding the date Southwest entered into the Investor Relations Agreement. Beginning July 17, 2007, SGI will have the right to request the inclusion of the common shares underlying its warrants on any registration statement that Southwest files on which the shares are eligible for inclusion. Beginning January 17, 2008, SGI will have the right to require Southwest to file a registration statement covering those shares.

Southwest has the right to terminate the agreements at the end of six months. This right was void if SGI met certain performance goals. If Southwest terminated the agreement at the end of six months, the number of shares subject to the warrants issued to SGI would have been reduced by 50 percent (this right was not exercised by the Company on July 17, 2007). Southwest has the right to terminate the agreement at the end of any month of its term during the second year of the agreement. Southwest also agreed to indemnify SGI against certain claims that may arise in connection with the services provided by SGI under the agreements.

The Company reviewed EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” in determining the fair value of the warrants. The Company valued the warrants based upon the consideration received. The warrants have been valued at $220,000, which is being amortized to consulting expense and additional paid in capital quarterly over the term of the service agreements.  For the three and six months ended June 30, 2007, approximately $27,500 and $50,500 has been amortized.

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

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

The Company will also be required to pay an additional consulting fee of $100,000 or $200,000 if SGI assists the Company in completing an equity or debt financing that meets standards stated in the agreement. In addition, if the Company issues warrants as part of such a debt financing, it will also issue warrants to purchase 100,000 shares of its common stock to SGI, on the same terms as the warrants issued as part of debt financing.

NOTE 5 — SALE OF UNREGISTERED SECURITIES

On January 24, 2007 and February 26, 2007, Southwest Casino Corporation (“Southwest”) entered into a Securities Purchase Agreement (“SPA”) with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, under which Southwest sold in a private placement an aggregate of 7.44 million shares of its common stock with accompanying warrants to purchase an aggregate of 2.98 million shares of its common stock, at a purchase price of $0.55 per share of common stock. The warrants are exercisable for a period of five years, beginning six months after the date of issuance, at an exercise price of $0.61 per share. The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by Southwest of additional securities, unless such issuance is pursuant to a rights offering or pro rata distribution to all security holders except the investors.

The securities that were issued in this private placement were not registered under the Securities Act of 1933, as amended.  However, Under the terms of a Registration Rights Agreement dated January 24, 2007 and February 26, 2007 between Southwest and the investors, Southwest agreed to register the resale of the shares sold in the private placement, including shares issuable upon exercise of the warrants on a registration statement that became effective on May 11, 2007.  Under the Securities Purchase Agreement, Southwest and the investor parties have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.  If certain of its obligations are not met, Southwest has agreed to make pro-rata cash payments as liquidated damages to each investor.

The private placement resulted in net proceeds to Southwest of approximately $3.94 million, after the deduction of approximately, $150,000 of direct offering expenses. The placement agent agreed to accept the cash portion of its placement agent commission in common stock and warrants on the same terms as the investors, which resulted in the placement agent receiving approximately 517,000 shares of common stock and warrants to purchase an aggregate of approximately 207,000 shares of common stock. In addition, the placement agent received a warrant to purchase approximately 277,000 shares of common stock, which is exercisable for a period of five years, beginning six months after the date of issuance, at an exercise price of $1.00 per share.

The following officers and directors of Southwest participated in the private placement on the same terms as the other investors: James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer and entities in which Mr. Fox holds an ownership interest; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director. Other than with respect to the SPA, there are no material relationships between Southwest and any of the other investors in the private placement.

 NOTE 6 — PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverages provided gratuitously to customers, which was $562,000 and $580,000 for the six months ended June 30, 2007 and 2006, respectively and was approximately $289,000 and $289,000 for the three months ended June 30, 2007 and 2006, respectively.

 NOTE 7 — NORTH METRO HARNESS INITIATIVE, LLC

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

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

North Metro will do business in Minnesota under the name “Running Aces Harness Park”.

Accounting for North Metro:

The Company evaluates whether North Metro should be treated as a variable interest entity (“VIE”) subject to consolidation during the applicable reporting periods under Financial Accounting Standards Board Interpretation 46(R) — Consolidation of Variable Interest Entities (as amended).

Due to contributions of capital made by MTR as of October 20, 2005, in accordance with the North Metro Member Control Agreement dated June 8, 2004, the Company, since that date, has no longer provided financial support in excess of its 50 percent decision making power. As of June 30, 2007 the Company has provided approximately 42 percent of the financial support, but still retains its 50 percent decision making power. Therefore, since October 20, 2005, the Company has accounted for its investment in North Metro on the equity method. The Company’s investment in North Metro as of June 30, 2007 was $7,364,607, which is recorded on the Company’s consolidated balance sheet.

The following represents North Metro’s income statement and the Company’s calculation of the loss of unconsolidated subsidiary net of tax benefit:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Revenues	$23,159	$—	$48,461	$—

Lobbying expenses	$34,500	$44,000	$88,512	$78,000
License fees—Minnesota Racing Commission	61,090	63,506	122,501	126,791
Other	120,445	53,232	270,665	59,468
Total	216,035	$160,738	481,678	$264,259

Net (loss)	$(192,876)	$(160,738)	$(433,217)	$(264,259)

50% share of net (loss)	(96,437)	(80,369)	(216,608)	(132,130)
Net tax benefit	—	19,846	—	31,664
(Loss) of unconsolidated subsidiary net of tax benefit	$(96,437)	$(60,523)	$(216,608)	$(100,465)

In 2006, North Metro formed a wholly-owned subsidiary that acquired a nearby motel in December 2006 that North Metro continues to operate in 2007 and will be used to house personnel involved in the care of horses at the track during the racing season. The motel has 15 rooms available to rent.

Southwest did not record a tax benefit related to North Metro’s losses during the three and six months ended June 30, 2007, while Southwest did record a tax benefit during the three and six months ended June 30, 2006, see Note 12.

North Metro Financing Agreement

On April 20, 2007, North Metro entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) as agent and lender. Under the terms of the Credit Agreement, North Metro will borrow $41.7 million to construct, equip and open its harness racetrack and card club facility in Columbus, Minnesota on the north side of the Minneapolis — St. Paul metropolitan area. The initial advance of $5 million of loan proceeds was made April 20, 2007. As part of the loan agreement the members of North Metro agreed to complete aggregate membership contributions of $20.8 million prior to closing the loan. The total cost of the project is expected to approximate $62 million.  As of June 30, 2007, Southwest contributed $8.9 million of the

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

total amount of $21.2 million contributed by the members.  Certain amounts related to non-construction costs continue to be funded by the members.  These amounts are not considered to be material.  Under the Credit Agreement, the initial advance of loan proceeds will be followed by additional advances based on progress in building and opening the racetrack and card room facility. During construction, North Metro will make monthly payments of interest only based on a floating index rate plus 4 percent or on a 1-month, 2-month or 3-month LIBOR rate plus 6 percent, at North Metro’s option. After the project opens, interest rates will reduce to the applicable index rate plus 2.5 percent or the applicable LIBOR rate plus 4.5 percent, again at North Metro’s option. North Metro must also pay a fee equal to 4.5% per annum on any unused portion of the $41.7 million credit facility. Principal payments of $104,250 will be due on the last day of each fiscal quarter beginning the first full quarter after the project opening, as defined in the agreement. North Metro will also be required to prepay the loan in an amount equal to 50 percent of the project’s excess cash flow for each fiscal year beginning with the fiscal year ended December 31, 2008, as defined in the agreement. Final payment equal to all outstanding principal and accrued interest is due April 20, 2014.

North Metro may prepay the loan, in whole or in part, at any time, subject to the payment of certain fees and costs. The loan is secured by substantially all of the assets of North Metro. The Credit Agreement does not provide for recourse against the members of North Metro.

The Credit Agreement contains standard affirmative and negative covenants regarding North Metro and its wholly-owned subsidiary North Metro Hotel, LLC that restrict, among other things, the ability to dispose of assets, transfer or pledge equity interests, incur indebtedness, and make investments or distributions. Financial covenants applicable to North Metro include, among other things, limits on capital expenditures after opening, minimum EBITDA requirements, satisfaction of leverage ratio limits, and delivery of financial statements.

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

NOTE 8 — MANAGEMENT CONTRACT WITH THE CHEYENNE AND ARAPAHO TRIBES

On May 18 2007, the National Indian Gaming Commission approved Amendment No. 11 to the Third Amended and Restated Gaming Management Agreement dated June 16, 1995 between the Company and the Cheyenne and Arapaho Tribes of Oklahoma (the “Tribes”).

The Company entered into Amendment No. 11 with the Tribes on April 14, 2007, following authorization of the Amendment by the Cheyenne and Arapaho Tribal Council and ratification of the Amendment by the tribal Legislature.  Under federal law, the Amendment was not effective until approved by the National Indian Gaming Commission (“NIGC”).

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

Amendment No. 11 extends the Third Amended and Restated Gaming Management Agreement until the earlier of May 19, 2009 or NIGC approval of a new gaming management contract between the Company and the Tribes.  Amendment No. 11 also reduces the management fee to be paid to the Company by the Tribes from 20 percent of Net Revenue (as defined in the Agreement) to 10 percent of the first $28 million of Net Revenue with an additional 15 percent management fee on Net Revenue above $28 million.

In addition to Amendment No. 11, Southwest has entered into eight other contracts with the Tribes that have also been approved by the Tribal Council and ratified by the tribal Legislature that would extend and expand the gaming management relationship between the Tribes and Southwest. The Tribal Council includes all adult enrolled members of the Tribes and is one of the four branches of government under the Tribes’ 2006 Constitution.   These additional contracts have been submitted to the NIGC for approval but have not been approved.  Under the terms of these four gaming management and four development agreements Southwest would:

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

In addition, Southwest’s management relationship with the Tribes would continue for an additional 5 years beginning on the day Southwest begins management of the Tribes’ gaming facilities under the new agreements. In addition to expanding the Lucky Star casinos managed by Southwest for the Tribes and expanding or developing casinos in six other locations, the contracts would require Southwest to manage construction and pay up to $5 million of the costs of a proposed Indian Health Service clinic building out of the management fees it receives.

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

On April 3, 2007, the tribal Governor filed a lawsuit in the Cheyenne and Arapaho district court alleging that the resolutions adopted by the Tribal Council approving the contracts between Southwest and the Tribes violate the Tribes’ Constitution.  Southwest intervened in this proceeding on April 13, 2007 and filed its response to the Governor’s allegations and a request for an order directing the Governor to sign the management agreements on May 2, 2007.

After a hearing on May 18, 2007, the Cheyenne and Arapaho Trial Court issued an order validating the two-year extension of the existing Gaming Management Agreement.  The Trial Court ruled that (a) the Tribal Council resolutions authorizing the extension of the gaming management agreement between Southwest and the Tribes were valid and constitutional, (b) sufficient negotiations had occurred among Southwest, the Governor and the Tribes, for a two-year contract extension, (c) no further action by the tribal Governor was required to validate the two-year contract extension, (d) the tribal Legislature had ratified the extension of the management contract in accordance with the tribal Constitution, and (e) the two-year contract extension was sufficient and appropriate given the requirement under that contract that the Tribes enter into good faith negotiations with Southwest for an extension of that contract.  However, the Trial Court ruling did not address the validity of any contract other than Amendment No. 11.

On May 16, 2007, before the Trial Court issued that ruling, the Chairman of the National Indian Gaming Commission had rejected the agreements to extend and expand the gaming management relationship between Southwest  and the Cheyenne and Arapaho Tribes in a letter stating that the NIGC could not conclude that the Tribes had properly negotiated and executed the contracts without the signature of the tribal Governor.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

The Chairman of the NIGC noted that he was prepared to reconsider this decision should a tribal court rule that the contract had been validly approved.  After receipt of the May 18, 2007 Order of the Cheyenne and Arapaho Trial Court validating the two-year contract extension, the Chairman of the NIGC issued a letter approving that two-year contract extension.  Southwest continues to manage the Lucky Star — Concho and Lucky Star — Clinton casinos for the Cheyenne and Arapaho Tribes under that two-year extension agreement.

On May 21, 2007, the Governor of the Cheyenne and Arapaho Tribes filed an appeal to the Cheyenne and Arapaho Supreme Court seeking to overturn the decision of the tribal Trial Court validating the two-year contract extension.  The arguments in this case have been briefed by all parties, including Southwest.  The Supreme Court has not scheduled oral argument in this case and may elect not to do so.  As of August 14, 2007 the Supreme Court has not issued an opinion on this matter.  In addition, on June 18, 2007, the tribal Governor submitted an appeal of the NIGC’s decision to approve the two-year contract extension to the NIGC.  Southwest responded to that filing with a motion to intervene and for summary disposition on July 31, 2007.  Southwest believes that if the Supreme Court were to overturn the Trial Court decision and rule that the two-year extension had not been validly authorized in accordance with the Tribes’ Constitution, the NIGC will likely institute a review process that could cause the NIGC to withdraw its approval of the contract which could lead to termination of that contract extension and loss of the management contract and accompanying revenue.  Because of the legal challenges to the validity of the two-year contract extension under which Southwest currently manages the Lucky Star casinos and potential approval of the other management and development agreements, Southwest remains uncertain how long and under what terms it will continue to manage gaming operations for the Cheyenne and Arapaho Tribes.

On March 30, 2007, the tribal Governor of the Cheyenne and Arapaho Tribes of Oklahoma, delivered a letter to Southwest alleging that Southwest had breached the terms of the Third Amended and Restated Gaming Management Agreement between Southwest and the Tribes (the “Management Agreement”) and notifying Southwest that the Tribes intend to terminate that agreement.  As described above, Southwest currently manages two casinos for the Tribes under Amendment No. 11 to the Management Agreement.  In the tribal Governor’s letter, the tribal Governor alleged that Southwest had breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with Southwest’s ongoing efforts to extend its gaming management relationship with the Tribes.

The Company does not believe it has improperly interfered with or attempted to influence internal governmental decisions of the Tribes and Southwest will challenge any effort to terminate the Gaming Management Agreement on those grounds. Under its Gaming Management Agreement with the Tribes, Southwest is permitted to oppose, publicly or privately, any action by the Tribes that Southwest believes is not in the best interest of the Tribal gaming operations. Southwest believes that all of the actions it has taken on behalf of the gaming operations it manages or as part of its efforts to extend its gaming management relationship with the Tribes are consistent with that provision.  Southwest provided a detailed response to the tribal Governor refuting his claims on April 30, 2007.

Under the terms of the Gaming Management Agreement, the Tribes must give Southwest 60 days notice of a breach before termination.  Southwest has the right to cure any alleged breach during that 60-day period, and if it does so, the Tribes will not have the right to terminate the Agreement.  Under the agreement, any dispute between Southwest and the Tribes regarding a breach of the agreement must be settled through binding arbitration under the Commercial Arbitration Rules of the American Arbitration Association. Arbitration awards may be enforced in the United States District Court for the District of Oklahoma.

In addition to notifying Southwest of the alleged breach of the Management Agreement, the Governor notified the NIGC, which undertook an investigation of the allegations.  As part of its investigation, representatives of the NIGC interviewed employees and reviewed files at Southwest’s Minneapolis, Minnesota headquarters and at the Lucky Star Casinos in Oklahoma.  Southwest also provided detailed written responses to the Governor’s allegations and questions raised by the NIGC in the course of its investigation.  The NIGC did not provide a formal determination in response to the Governor’s allegations, but did subsequently approve Amendment No. 11 to the Management Agreement.  The NIGC’s May 18, 2007 letter approving Amendment No. 11 to the Management Agreement states the Chairman of the NIGC may reconsider his approval if the NIGC determines that Southwest has exercised, or attempted to exercise, undue influence on the Tribal Government.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

On July 24, 2007, the tribal Governor delivered notice to Southwest that he had initiated an arbitration proceeding as required under the Management Agreement on July 13, 2007.  On July 30, 2007, the tribal Governor delivered a copy of subsequent correspondence to the American Arbitration Association providing additional information required to initiate an arbitration proceeding.  Southwest is preparing its response to the arbitration demand and intends to vigorously defend itself.

NOTE 9 — LINE OF CREDIT AND TERM LOAN

On April 16, 2007, the Company entered into the Third Amendment to the Revolving Credit and Term Loan Agreement with Crown Bank.  The agreement has been amended to extend the maturity date of the $450,000 revolving line of credit to April 30, 2008.  The amendment did not alter the terms of the $2.5 million term loan and the Company made the final payment on the term loan on April 30, 2007.  Additionally, under the amendment, three principal officers of the Company each agreed to increase their personal guarantees of the line of credit from $100,000 to $150,000 plus expenses.  As of June 30, 2007, no amounts were outstanding under the Term Loan or the Revolving Credit facility.

The interest rate is Prime +1%, and not less than 7.5%.  Currently the interest rate is 9.25%.  At June 30, 2007, $450,000 was available to borrow.

NOTE 10 — REDEMPTION OF SECURITIES

The Company redeemed 357,000 shares of common stock in accordance with Article XI of the Company’s Articles of Incorporation effective January 22, 2007.  The shares were redeemed at a price of $0.90 per share based upon the closing stock price of the Company’s common stock as reported on January 22, 2007.  The Company recorded the redemption as a reduction to stockholder’s equity for the buy back of shares.  The shares of common stock are included in Treasury Stock in the Consolidated Statements of Changes in Stockholders’ Equity as of June 30, 2007.

NOTE 11 — EARNINGS (LOSS) PER SHARE

For all periods, basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted-average number of common shares outstanding.  Diluted earnings per share for the three months ended June 30, 2007 and three and six months ended June 30, 2006, reflect the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding.  The Company had a net loss for the six months ended June 30, 2007; therefore a calculation of earnings per share on a fully diluted basis would be anti-dilutive.

The following is a reconciliation of basic and diluted earnings per share:

	Net Earnings	Weighted Average Equity	Earnings Per Share
	(Numerator)	(Denominator)
Three months ended June 30, 2007:
Basic Earnings per Share	$351,517	27,286,443	$0.01
Effect of Dilutive Securities:
Outstanding Options and Warrants		2,108,381
	$351,517	29,394,824	$0.01

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

Options and warrants to purchase approximately 1,672,000 shares of common stock at an exercise price of $1.00 per share were not included in the computation of diluted earnings per share for the three months ended June 30, 2007 because the exercise price was greater than the average market price of the common stock for the period.  All of these options and warrants were outstanding as of June 30, 2007.

	Net Earnings	Weighted Average Equity	Earnings Per Share
	(Numerator)	(Denominator)
Three months ended June 30, 2006:
Basic Earnings per Share	$377,577	19,688,656	$0.02
Effect of Dilutive Securities:
Outstanding Options and Warrants		1,156,866
	$377,577	20,845,522	$0.02

Options and warrants to purchase 1,395,000 shares of common stock at an exercise price of $1.00 per share and options to purchase 50,000 shares of common stock at an exercise price of $0.75 per share were not included in the computation of diluted earnings per share for the three months ended June 30, 2006 because the exercise price was greater than the average market price of common shares during the period.  All of these options were outstanding as of June 30, 2006

	Net Earnings	Weighted Average Equity	Earnings Per Share
	(Numerator)	(Denominator)
Six months ended June 30, 2006:
Basic Earnings per Share	$675,221	19,662,545	$0.03
Effect of Dilutive Securities:
Outstanding Options and Warrants		1,040,852
	$675,221	20,703,397	$0.03

Options and warrants to purchase 1,395,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 675,000 shares of common stock at an exercise price of $0.65 and options to purchase 50,000 shares of common stock at an exercise price of $0.75 per share were not included in the computation of diluted earnings per share for the six months ended June 30, 2006 because the exercise price was greater than the average market price of common shares during the period.  All of these options were outstanding as of June 30, 2006.

NOTE 12 — INCOME TAXES

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

The Company does not have any unrecorded tax benefits as of January 1, 2007 or June 30, 2007.

The Company’s tax returns for the tax years 2003 through 2006 remain subject to examination by major tax jurisdictions.  However, as the Company has net operating losses from prior years these tax returns can also be examined once these net operating losses are utilized in future tax filings.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

Management evaluated its probable ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate during the six months ended June 30, 2007 based upon uncertainty surrounding the Company’s management contract with the Cheyenne and Arapaho Tribes, see Note 8.   As a result of this evaluation, a tax benefit was reduced by a comparable valuation allowance for the three and six months ended June 30, 2007.  As of June 30, 2007, the Company’s deferred tax asset is zero.

At December 31, 2003, the Company established a deferred tax asset relating to net operating losses.  As of December 31, 2005, management evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses would be utilized in 2006 based upon forecasted income for the Company in 2006.  During the three and six months ended June 30, 2006, the Company recorded a tax provision to reduce the previously established deferred tax asset.

NOTE 13 — RELATED PARTY TRANSACTIONS

In addition to $150,000 of unpaid bonuses, see Note 16, the Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $122,467 as of June 30, 2007, relating to periods prior to December 31, 2003.

James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director each participated in our January 24, 2007 and February 26, 2007 private placement of common stock with accompanying warrants.  See Note 5.

NOTE 14 — PROJECT DEVELOPMENT COSTS

The Company continues to pursue additional gaming opportunities and as a result continues to incur project development expenses.  For the three and six months ended June 30, 2007, development expenses were $84,295 and $252,571, respectively.  For the three and six months ended June 30, 2006, development expenses were $81,115 and $177,483, respectively.

NOTE 15 — SEGMENT INFORMATION

Segment information related to the three months ended June 30, 2007 follows:

	Casino Operations	Casino Management	Project Development	Total
Revenues	$3,954,541	$1,501,628	$—	$5,456,169
Segmented profit (loss) before income taxes	103,662	428,587	(180,732)	351,517
Segmented assets	12,296,434	1,340,942	7,374,607	21,011,983

Segment information related to the three months ended June 30, 2006 follows:

	Casino Operations	Casino Management	Project Development	Total
Revenues	$4,053,206	$1,391,195	$—	$5,444,401
Segmented profit (loss) before income taxes	264,662	480,241	(161,484)	583,419
Segmented assets	13,448,251	1,700,698	4,554,894	19,703,843

Segment information related to the six months ended June 30, 2007 follows:

	Casino Operations	Casino Management	Project Development	Total
Revenues	$7,466,947	$3,131,451	$—	$10,598,398
Segmented profit (loss) before income taxes	(162,521)	568,153	(469,179)	(63,547)
Segmented assets	12,296,434	1,340,942	7,374,607	21,011,983

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

Segment information related to the six months ended June 30, 2006 follows:

	Casino Operations	Casino Management	Project Development	Total
Revenues	$7,725,100	$3,093,813	$—	$10,818,913
Segmented profit (loss) before income taxes	26,905	1,326,618	(309,612)	1,043,911
Segmented assets	13,448,251	1,700,698	4,554,894	19,703,843

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

Management Agreement:

The Company has an agreement with the Cheyenne and Arapaho Tribes of Oklahoma (CATO) for management of CATO’s casinos located in Concho and Clinton, Oklahoma that expires on May 19, 2009.  The management fees received from this contract are significant to the Company’s cash flow from operations.  Because of the legal challenges to the validity of the two-year contract extension under which Southwest currently manages the Lucky Star casinos and to the potential approval of the other management and development agreements, Southwest remains uncertain how long and under what terms it will continue to manage gaming operations for the Cheyenne and Arapaho Tribes, see Note 8.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

Bonuses:

On March 27, 2007 the board of directors approved performance bonuses to officers and employees of the Company in the amount of $385,000; which amount was recorded as an expense effective that date.  Of that amount, the Company paid $210,000 during the six months ended June 30, 2007.  Bonuses in the amount of $175,000 remain to be paid on or after July 1, 2007, at such time as management determines that Southwest has sufficient financial resources for the payments.  Unpaid bonuses in the amount of $175,000 are reflected as a liability at June 30, 2007.

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

NOTE 17 — NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 18 — CASINO ACQUISITION

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

On April 13, 2007, Southwest Casino Corporation and its wholly-owned subsidiary Southwest Eagle notified Pinnacle that Southwest had elected to terminate the Asset Purchase Agreement between Southwest Eagle and Pinnacle dated December 18, 2006 and all related agreements.

Southwest terminated the Asset Purchase Agreement in response to notice Southwest received on April 10, 2007 from Pinnacle that the separate Stock Purchase Agreement under which Pinnacle was to acquire all of the outstanding capital stock of Colorado Casino Resorts, Inc. (“CCRI”), the owner of the Double Eagle, had terminated in accordance with its terms when Pinnacle did not make a required payment. Because Pinnacle was unable to complete its proposed acquisition of the CCRI stock in accordance with the Stock Purchase Agreement, as amended, Pinnacle is also unable to perform its obligations under the Asset Purchase Agreement with Southwest Eagle.  In connection with this acquisition the Company incurred approximately $540,000 of transaction costs.  Of this amount the Company wrote-off approximately $127,000 related to estimated costs specific to this acquisition.  Discussions to pursue this acquisition have ceased.  The remaining costs of approximately $413,000 have been included in Other Assets in the consolidated balance sheet as of June 30, 2007, as the Company continues to discuss various financing alternatives with the lender.

SOUTHWEST CASINO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

NOTE 19 — SALE OF UNCLE SAM’S CASINO

On June 25, 2007, the Company entered into an agreement with the landlord to purchase the leased real property on which it operated Uncle Sam’s Casino in Cripple Creek, Colorado.  The purchase agreement provided that the Company would not be obligated to purchase the real property unless the Company assigned its rights under the purchase agreement to a third party.  On June 26, 2007, the Company entered into an agreement to assign its rights under the purchase agreement and the operating lease.  On July 29, 2007 the Company closed Uncle Sam’s Casino and on July 31, 2007 the Company assigned its rights under the purchase agreement and lease and received an assignment fee of approximately $450,000 less closing costs.  Of the assignment fee, $14,000 will be held in escrow until August 31, 2007 pending removal of all of the Company’s personal property.  The Company expects to recognize a gain in excess of $400,000 on this transaction that will be recorded in the third quarter of 2007.  The Company transferred the operations of Uncle Sam’s to its Gold Rush and Gold Diggers properties.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, “Southwest”, the “Company”, “we”, “our” and “us”) for the three and six months ended June 30, 2007 and 2006.

Summary of Consolidated Operating Results:

For the second quarter ended June 30, 2007, we had net income of $351,517 on revenues of $5,456,169 compared to net income of $377,577 on revenues of $5,444,401 for the same period in 2006.  This amounts to basic and fully diluted earnings per outstanding share during the second quarter of 2007 and 2006 of $0.01 and $0.02, respectively.

For the six months ended June 30, 2007, we had a net loss of $63,547 on revenues of $10,598,398 compared to net income of $675,221 on revenues of $10,818,913 for the same period in 2006.  This amounts to a basic loss per outstanding share of $0.00 during the six months ended June 30, 2007 compared to basic and fully diluted earnings per outstanding share of $0.03 during the same period in 2006.

The net loss of $63,547 in the first six months of 2007, compared to net income of $675,221 for the same period in 2006, primarily results from increased operating expenses of $810,000 and decreased revenues of approximately $220,000, as well as an increase of approximately $116,000 in our loss from unconsolidated subsidiary (North Metro), which was offset by a tax provision of $400,000 recorded in the prior year with no tax provision in the current year.  Our financial performance improved in the second quarter of 2007 over the first quarter, but bad weather and increased operating expenses in the first quarter of 2007 continue to reduce  our results for the first six months of the year.

Overview:

Our principal business is the management, operation and development of gaming facilities in emerging and established gaming jurisdictions.  Currently, we operate two casinos in Cripple Creek, Colorado — Gold Rush Hotel and Casino and Gold Digger’s Casino.  Until July 28, 2007, we also operated Uncle Sam’s Casino in Cripple Creek.  We manage two Native American gaming operations in Oklahoma for the Cheyenne and Arapaho Tribes of Oklahoma, Lucky Star - Concho and Lucky Star - Clinton.  Lucky Star - Concho is located on U.S. Highway 81, just north of the Oklahoma community of El Reno.  Lucky Star - Clinton is located 60 miles west of Lucky Star - Concho in the community of Clinton, Oklahoma on Old Route 66 near Interstate I-40.  We also own a 50% membership interest in North Metro Harness Initiative, LLC, (“North Metro”).  North Metro is building a harness racetrack and 50-table card room in Columbus, Minnesota on the north side of the Minneapolis — St. Paul Metropolitan area.  North Metro secured financing for the project and began construction in April 2007 and plans to begin harness racing in Spring 2008 and open the card room after completing 50 days of live racing (as required by Minnesota statue).

Southwest entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians under which Southwest was to manage the Tribe’s Seven Clans Paradise Casino in Red Rock, Oklahoma, on March 24, 2006.  The Otoe-Missouria Tribe submitted the Gaming Management Agreement to the National Indian Gaming Commission, who must approve it before it can be effective, on April 10, 2006.   In response to comments from the NIGC, Southwest and the Tribe submitted a revised agreement to the NIGC in August 2006.  The NIGC provided additional comments on and requested additional changes to the management agreement on September 15, 2006.  The Tribe has not responded to the NIGC or to Southwest’s efforts to complete a revised management agreement.  On July 11, 2007, the NIGC delivered a letter to Southwest and the Chairman of the Tribe requesting that we submit a revised management agreement or withdraw the request for approval of the current agreement within 30 days.  Southwest met with representatives of the Tribe’s Economic Development Authority (“OMDA”) on August 6, 2007 and discussed the status of the management agreement.  The OMDA is discussing whether or not to go forward with the management agreement.  We believe that the OMDA will recommend that the Tribe terminate the management agreement with us.  We have notified the NIGC that we have withdrawn our request for review of this management agreement. We will resubmit a revised management agreement to the NIGC for approval if the OMDA recommends that the tribe continue to pursue a management agreement with us.

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

Casino Management:

We manage two casinos for the Cheyenne and Arapaho Tribes of Oklahoma under the Third Amended and Restated Gaming Management Agreement dated June 16, 1995 between us and the Cheyenne and Arapaho Tribes of Oklahoma (the “Tribes”).  This Agreement has been extended three times, most recently on May 18, 2007, when the Chairman of the National Indian Gaming Commission approved Amendment No. 11 to the Agreement.  We entered into Amendment No. 11 with the Tribes on April 14, 2007, following authorization of the Amendment by the Cheyenne and Arapaho Tribal Council and ratification of the Amendment by the tribal Legislature.  Under federal law, the Amendment was not effective until approved by the National Indian Gaming Commission (“NIGC”).

Amendment No. 11 extends the Third Amended and Restated Gaming Management Agreement until the earlier of May 19, 2009 or NIGC approval of a new gaming management contract between the Tribes and us. Under the management agreement, the tribes pay us a percentage of net revenue as our management fee. Amendment No. 11 reduces that percentage on the first $28 million of net revenue and slightly increases that percentage on net revenue above $28 million.

Lucky Star - Concho

We earned management fees of $862,922 and $841,848 from Lucky Star - Concho during the three months ended June 30, 2007 and 2006, respectively, an increase of 2.5%.   We earned management fees of $1,779,527 and $1,912,603 from Lucky Star - Concho during the six months ended June 30, 2007 and 2006, respectively, a decrease of 7.0%.   The decrease in management fees for the six months ended June 30, 2007 compared to the same period in the prior year is primarily due to poor weather experienced in January and February 2007.  We continue to improve the mix of games on the floor, which resulted in improved results for the three months ended June 30, 2007.  The increase in management fees during the second quarter occurred despite a reduction in our management fee percentage.  This reduction took effect May 19, 2007.  Improved operating results more than compensated for the management fee percentage reduction, however, the lower fee percentage only applied to the last half of the second quarter.

Due to the continuing uncertainty surrounding our management contract with the Cheyenne and Arapaho Tribes of Oklahoma (see discussion below), we are unable to give an outlook on revenues for the remainder of 2007.  Assuming we continue to manage Lucky Star — Concho, we do not anticipate growth in management fees during the third quarter because of the reduction in our management fee percentage as well continued growth in competition from other tribal gaming operations closer to Oklahoma City and from Remington Park, a racetrack in Oklahoma City that began offering electronic gaming near the end of 2005.

Lucky Star - Clinton

We earned management fees of $638,706 and $549,347 from Lucky Star - Clinton during the three months ended June 30, 2007 and 2006, respectively, an increase of 16.3%.   We earned management fees of $1,351,924 and $1,181,210 from Lucky Star - Clinton during the six months ended June 30, 2007 and 2006, respectively, an increase of 14.5%.   The increase in management fees is the result of an improved mix of games on the floor, including the use of slim line cabinets that allowed us to put more gaming machines in the same amount of space, and the successful renegotiation of machine vendor fees on a number of our more popular electronic games.  As with Lucky Star — Concho, the increase in management fees during the second quarter occurred despite a reduction in our management fee percentage.  This reduction took effect May 19, 2007.  Because the lower fee percentage only applied to the last half of the second quarter and will apply throughout the third quarter, we do not anticipate growth in management fees during the third quarter.  Moreover, because of the uncertainty surrounding our management contract with the Cheyenne and Arapaho Tribes of Oklahoma, we are unable to give an outlook on any revenue from these operations for the remainder of 2007.

Status of Management Agreement

On March 31, 2007 the Tribal Council of the Tribes approved nine separate agreements between Southwest and the Tribes, including Amendment No. 11 to the Third Amended and Restated Gaming Management Agreement between Southwest and the Tribes, which was to expire on May 19, 2007.  The Tribal Council includes all adult enrolled members of the Tribes and is one of the four branches of government under the Tribes’ 2006 Constitution.  Each of these nine agreements was subsequently ratified by the tribal Legislature on April 14, 2007.  The Tribal Council resolutions direct the Governor of the Tribes to enter into the gaming management agreements on behalf of the Tribes within five days of final approval by the Tribal Council.

The tribal Governor has actively opposed any extension of our management relationship with the Tribes and filed a lawsuit in the Cheyenne and Arapaho Trial Court alleging that the resolutions adopted by the Tribal Council approving the contracts and directing the Governor to enter into those agreements with Southwest violate the Tribes’ Constitution.  Southwest intervened in this proceeding, filed its response to the Governor’s lawsuit and a request for an order directing the Governor to sign the management agreements, and requested an expedited hearing.

After a hearing on May 18, 2007, the Cheyenne and Arapaho Trial Court issued an order validating the two-year extension of the existing Gaming Management Agreement (Amendment No. 11).  The Trial Court ruled that (a) the Tribal Council resolutions authorizing the extension of the gaming management agreement between Southwest and the Tribes were valid and constitutional, (b) sufficient negotiations had occurred among Southwest, the Governor and the Tribes, for a two-year contract extension, (c) no further action by the tribal Governor was required to validate the two-year contract extension, (d) the tribal Legislature had ratified the extension of the management contract in accordance with the tribal Constitution, and (e) the two-year contract extension was sufficient and appropriate given the requirement under that contract that the Tribes enter into good faith negotiations with Southwest for an extension of that contract.  The Trial Court ruling did not address the validity of any contract other than Amendment No. 11.

On May 16, 2007, before the Trial Court issued that ruling, the Chairman of the National Indian Gaming Commission had rejected the agreements to extend and expand the gaming management relationship between Southwest Casino and Hotel Corp. and the Cheyenne and Arapaho Tribes in a letter stating that the NIGC could not conclude that the Tribes had properly negotiated and executed the contracts without the signature of the tribal Governor.  The Chairman of the NIGC noted that he was prepared to reconsider this decision should a tribal court rule that the contract had been validly approved.  After receipt of the May 18, 2007 Order of the Cheyenne and Arapaho Trial Court validating the two-year contract extension, the Chairman of the NIGC issued a letter approving that two-year contract extension.  We continue to manage the Lucky Star — Concho and Lucky Star — Clinton casinos for the Cheyenne and Arapaho Tribes under that two-year extension agreement.

The eight other contracts with the Tribes that have also been approved by the Tribal Council and ratified by the tribal Legislature would further extend and expand the gaming management relationship between the Tribes and Southwest. These additional contracts have been submitted to the NIGC for approval but have not been approved.  Under the terms of these four gaming management and four development agreements Southwest would:

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

Southwest’s management relationship with the Tribes would continue for an additional 5 years beginning on the day Southwest begins management of the Tribes’ gaming facilities under the new agreements. In addition to expanding the Lucky Star casinos now managed by Southwest for the Tribes and expanding or developing casinos in six other locations, the contracts would require Southwest to manage construction and pay up to $5 million of the costs of a proposed Indian Health Service clinic building out of the management fees it receives.

On May 21, 2007, the Governor of the Cheyenne and Arapaho Tribes filed an appeal to the Cheyenne and Arapaho Supreme Court seeking to overturn the decision of the tribal Trial Court validating the two-year contract extension.  The arguments in this case have been briefed by all parties, including Southwest.  The Supreme Court has not scheduled oral argument in this case and may elect not to do so.  As of August 14, 2007 the Supreme Court has not issued an opinion on this matter.  In addition, on June 18, 2007, the tribal Governor submitted an appeal of the NIGC’s decision to approve the two-year contract extension to the NIGC.  Southwest responded to that filing with a motion to intervene and for summary disposition on July 31, 2007.  Southwest believes that if the Supreme Court were to overturn the Trial Court decision and rule that the two-year extension had not been validly authorized in accordance with the Tribes’ Constitution, the NIGC will likely institute a review process that could cause the NIGC to withdraw its approval of the contract which could lead to termination of that contract extension and loss of the management contract and accompanying revenue.

Because of the legal challenges to the validity of the two-year contract extension under which Southwest currently manages the Lucky Star casinos and to the potential approval of the other management and development agreements, Southwest remains uncertain how long and under what terms we will continue to manage gaming operations for the Cheyenne and Arapaho Tribes.

On March 30, 2007, the tribal Governor of the Cheyenne and Arapaho Tribes of Oklahoma, delivered a letter to Southwest alleging that Southwest had breached the terms of the Third Amended and Restated Gaming Management Agreement between Southwest and the Tribes (the “Management Agreement”) and notifying Southwest that the Tribes intend to terminate that agreement.  As described above, Southwest currently manages two casinos for the Tribes under Amendment No. 11 to the Management Agreement.  In the tribal Governor’s letter, the tribal Governor alleged that Southwest had breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with Southwest’s ongoing efforts to extend its gaming management relationship with the Tribes.

The Company does not believe it has improperly interfered with or attempted to influence internal governmental decisions of the Tribes and Southwest will challenge any effort to terminate the Gaming Management Agreement on those grounds. Under its Gaming Management Agreement with the Tribes, Southwest is permitted to oppose, publicly or privately, any action by the Tribes that Southwest believes is not in the best interest of the Tribal gaming operations. Southwest believes that all of the actions it has taken on behalf of the gaming operations it manages or as part of its efforts to extend its gaming management relationship with the Tribes are consistent with that provision.  Southwest provided a detailed response to the tribal Governor refuting his claims on April 30, 2007.

Under the terms of the Gaming Management Agreement, the Tribes must give Southwest 60 days notice of a breach before termination.  Southwest has the right to cure any alleged breach during that 60-day period, and if it does so, the Tribes will not have the right to terminate the Agreement.  Under the agreement, any dispute between Southwest and the Tribes regarding a breach of the agreement must be settled through binding arbitration under the Commercial Arbitration Rules of the American Arbitration Association. Arbitration awards may be enforced in the United States District Court for the District of Oklahoma.

In addition to notifying Southwest of the alleged breach of the Management Agreement, the Governor notified the NIGC, which undertook an investigation of the allegations.  As part of its investigation, representatives of the NIGC interviewed employees and reviewed files at Southwest’s Minneapolis, Minnesota headquarters and at the Lucky Star Casinos in Oklahoma.  Southwest also provided detailed written responses to the Governor’s allegations and questions raised by the NIGC in the course of its investigation.  The NIGC did not provide a formal determination in response to the Governor’s allegations, but did subsequently approve Amendment No. 11 to the Management Agreement.  The NIGC’s May 18, 2007 letter approving Amendment No. 11 to the Management Agreement states the Chairman of the NIGC may reconsider his approval if the NIGC determines that Southwest has exercised, or attempted to exercise, undue influence on the Tribal Government.

On July 24, 2007, the tribal Governor delivered notice to Southwest that he had initiated an arbitration proceeding as required under the Management Agreement on July 13, 2007.  On July 30, 2007, the tribal Governor delivered a copy of subsequent correspondence to the American Arbitration Association providing additional information required to initiate an arbitration proceeding.  Southwest is preparing its response to the arbitration demand and intends to vigorously defend itself.

Casino operations:

Gold Rush/Gold Digger’s Casino (“GR/GD”) Results

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percentage Increase (Decrease)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Percentage Increase (Decrease)
Casino revenues	$3,558,985	$3,605,416	(1.3)%	$6,731,498	$6,898,879	(2.4)%
Total revenues	3,731,612	3,783,360	(1.4)%	7,030,041	7,246,144	(3.0)%
EBITDA	811,238	988,527	(17.9)%	1,268,496	1,538,115	(17.5)%
Operating margin	21.7%	26.1%		18.0%	21.2%

For the three months ended June 30, 2007, GR/GD’s total gaming revenues declined 1.3% vs. the same period last year.  The Cripple Creek market increased by 1.7% during this same time period.  This decline can be directly attributed to GR/GD poor performance in the bad weather month of April when we were down 13.8%.  The Cripple Creek market was essentially at breakeven year over year.  On a positive note GR/GD gaming revenues grew in May 4.5% and June 5.4% while the Cripple Creek market revenues increased only 2.2% and 2.5% during those months.  The increases in May and June were not enough to offset the decrease in revenues during April.   A number of our competitors have parking garages which gives them an advantage in bad weather months.  The company did spend additional marketing dollars in May and June to recapture customers potentially lost during bad weather months.

As a result of revenue reductions and increased marketing expenses, EBITDA declined 17.9% from prior year.  We plan on improving revenues and EBITDA in the third quarter by building on our success in increasing revenues in May and June and refining our marketing programs.

Finally, the company closed Uncle Sam’s casino on July 29, 2007.  We plan no layoffs as a result of this closure as the Company has transferred the operations of Uncle Sam’s to its GR/GD properties.  Therefore certain salaries and expenses previously incurred by Uncle Sam’s will now be included with operations of the GR/GD properties.   We are developing plans to retain customers and their revenues from Uncle Sam’s to offset the continuation of the Uncle Sam’s retained expenses.

For the six months ended June 30, 2007, GR/GD’s total gaming revenues declined 2.4% vs. the same period last year.  Again the decrease in revenues can be directly attributed to the bad weather months of January and April.  During these two months we suffered a decline in gaming revenues of 24.5% for January and as mentioned a decline of 13.8% for April.   By contrast the Cripple Creek market was down 12.2% and essentially flat for the same two months respectively.  During this same time period, EBITDA declined 17.5% from prior year, again primarily due to lower revenues and higher marketing expenses.

Uncle Sam’s Casino Results:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percentage Increase (Decrease)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Percentage Increase (Decrease)
Casino revenues	$184,899	$263,935	(29.9)%	$393,778	$471,807	(16.5)%
Total revenues	190,206	263,332	(27.8)%	404,183	472,442	(14.4)%
EBITDA	(121,558)	(100,813)	(20.6)%	(228,753)	(240,557)	(4.9)%
Operating margin	(63.9)%	(38.3)%		(56.6)%	(50.9)%

Operating results at Uncle Sam’s continue to deteriorate because the property is small, detached from the GR/GD and we have not made significant improvements to the property.  As a result, on June 26, 2007, we entered into an agreement to assign our rights under a purchase agreement with our landlord for the real property and the operating lease.   On July 29, 2007 we closed Uncle Sam’s Casino and on July 31, 2007 we assigned our rights under the purchase agreement and lease and received an assignment fee of approximately $450,000 less closing costs.  Of the assignment fee, $14,000 will be held in escrow until August 31, 2007 pending removal of all our personal property.

We expect to recognize a gain in excess of $400,000 on this transaction that will be recorded in the third quarter of 2007.

Project Development costs for the three months ended June 30, 2007 and 2006 were $84,295 and $81,115, respectively.  Project development costs for the six months ended June 30, 2007 and 2006 were $252,571 and $177,483, respectively.  The increase for the six months ended June 30, 2007 of $75,088 is primarily a result of increased costs associated with obtaining our contract extension with the Cheyenne and Arapaho Tribes, see above discussion under “Casino Management”.

Corporate expenses were $821,234 and $687,321 during the three months ended June 30, 2007 and 2006, respectively an increase of $133,913.  Corporate expenses were $2,124,819 and $1,312,296 during the six months ended June 30, 2007 and 2006, respectively an increase of $812,523.

The increase in corporate expenses during the three months ended June 30, 2007 over the comparable period in 2006 is primarily due to increased salary and benefit expense of approximately $107,000, fees for investor relations and financial consulting services of approximately $30,000, increased legal and accounting fees of approximately $34,000 offset by decreases in other corporate expenses.

The increase in corporate expenses during the six months ended June 30, 2007 over the comparable period in 2006 is primarily due to increased salary and benefit expense of approximately $543,000 (which included discretionary bonuses approved by the board of directors in March 2007 of approximately $385,000 with no corresponding amount in the same period in 2006), fees for investor relations and financial consulting services of approximately $87,000, increased legal and accounting fees of approximately $80,000, increased fees with the National Indian Gaming Commission of approximately $43,000 and increased travel related expenses of $33,000.  The bonus approved and recorded in March 2007 consisted of $210,000 that was paid in March 2007, and $175,000 to be paid on or after July 1, 2007 at such time as management determines that we have sufficient financial resources for the payment.  The $175,000 is accrued as a liability at June 30, 2007.

Interest Expense was $203,374 and $262,177 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $58,803.  Interest expense was $452,823 and $584,523 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $131,700.  The decrease is primarily due to less interest from our $2.5 million term loan as the loan was fully paid in April 2007.

Write off of acquisition and financing cost. $126,650 was written off during the three months ended June 30, 2007 as the Double Eagle acquisition agreement was terminated and further discussion ceased. See further discussion below under “Liquidity and Capital Resources”.

Loss of unconsolidated subsidiary, net of tax benefit represents our share of the losses of North Metro, which were $96,437 and $60,523 during the three months ended June 30, 2007 and 2006, respectively, and $216,608 and $100,465 during the six months ended June 30, 2007 and 2006, respectively.    The increase in losses in 2007 compared to 2006 is primarily due to increased real estate taxes in 2007 from higher assessed land values following the purchase of land by North Metro in late 2005.

Effective tax rate.-  For the three and six months ended June 30, 2007, we did not record a tax benefit for the net loss as a result of our evaluation of deferred tax assets and our ability to utilize the deferred tax assets in the future.  In the three and six months ended June 30, 2006 we recorded a tax provision that resulted in an effective tax rate of approximately 34%.  As of December 31, 2005, we evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses in previous years would be utilized in 2006 based upon forecasted income for 2006.  We evaluated the valuation allowance against the deferred tax assets at June 30, 2007 and concluded to continue to record a 100% valuation allowance because of uncertainty surrounding our management relationship with the Cheyenne and Arapaho Tribes.  As of June 30, 2007, our deferred tax asset is zero.

Liquidity and Capital Resources:

We generate cash flow from our Oklahoma management activities and casino operations in Colorado.  We use the cash flows generated to pay off debt in accordance with our agreements, fund reinvestment in existing properties for both refurbishment and replacement of assets, and to pursue additional growth opportunities.  To fund our cash requirements we supplement the cash flows generated by our operations with funds provided by financing activities.

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

The securities that were issued in this private placement were not registered under the Securities Act of 1933, as amended.  However, pursuant to the terms of the Registration Rights Agreements dated January 24, 2007 and February 26, 2007 between us and the investors, we agreed to register the resale of the shares sold in the private placement, including shares issuable upon exercise of the warrants.  The registration statement became effective on May 11, 2007.  Under the Securities Purchase Agreement, we and the investor parties have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.  If certain of our obligations are not met, we have agreed to make pro-rata cash payments as liquidated damages to each investor.

The private placement resulted in net proceeds to us of approximately $3.94 million, after the deduction of approximately $150,000 of direct offering expenses.  The placement agent agreed to accept the cash portion of the placement agent commission in common stock and warrants on the same terms as the investors, which resulted in the placement agent receiving approximately 517,000 shares of common stock and warrants to purchase an aggregate of approximately 207,000 shares of common stock.  In addition, the placement agent received a warrant to purchase approximately 277,000 shares of common stock, which is exercisable for a period of five years, beginning six months after the date of issuance, at an exercise price of $1.00 per share.

The following officers and directors participated in the private placement on the same terms as the other investors: James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer and entities in which Mr. Fox holds an ownership interest; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director.  Other than with respect to their participation in this offering, there are no material relationships between us and any of the other investors in the private placement.

On April 20, 2007, North Metro entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) as agent and lender.  Under the terms of the Credit Agreement, North Metro will borrow $41.7 million to construct, equip and open its harness racetrack and card club facility in Columbus, Minnesota on the north side of the Minneapolis — St. Paul metropolitan area. As part of the loan agreement the members of North Metro agreed to complete aggregate membership contributions of $20.8 million prior to closing the loan. The total cost of the project is expected to approximate $62 million.  As of June 30, 2007, Southwest contributed $8.9 million of the total amount of $21.2 million contributed by the members.  Certain amounts related to non-construction costs continue to be funded by the members.  These amounts are not considered to be material.

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

If our management relationship with the Cheyenne and Arapaho Tribes terminates, we than will have to raise additional capital through debt or equity financing.    We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria.  If we complete a material acquisition or investment, our operating results and financial condition could change significantly in future periods.  In addition, any new opportunity would in all likelihood require new equity or debt financing.

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

We terminated the Asset Purchase Agreement in response to notice we received on April 10, 2007 from Pinnacle that the separate Stock Purchase Agreement under which Pinnacle was to acquire all of the outstanding capital stock of Colorado Casino Resorts, Inc. (“CCRI”), the owner of the Double Eagle, had terminated in accordance with its terms when Pinnacle did not make a required payment. Because Pinnacle was unable to complete its proposed acquisition of the CCRI stock in accordance with the Stock Purchase Agreement, as amended, Pinnacle was also unable to perform its obligations under the Asset Purchase Agreement with us.  In connection with this acquisition we incurred approximately $540,000 of financing costs.  Of this amount we wrote-off approximately $127,000 related to estimated costs specific to this acquisition.  Discussions to pursue this acquisition have ceased.  The remaining costs of approximately $413,000 have been included in Other Assets in the unaudited consolidated balance sheet as of June 30, 2007, as we continues to discuss various financing alternatives with the lender.

Net cash provided by operating activities during the six months ended June 30, 2007 was $1,278,032 compared to $1,968,648 during the same period in the prior year, a decrease of approximately $691,000.  The decrease between periods is primarily due to a decrease in net income of $738,000.

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 was $3,015,444 and $516,590, respectively, an increase of approximately $2,499,000.  The increase in use of cash between the periods was due primarily to an increase in our investment in North Metro of approximately $2,149,000 in connection with the closing of the construction financing secured by North Metro in April 2007 and additional costs of approximately $306,000 associated with obtaining our two year extension of the Cheyenne and Arapaho management contract.  These costs are included on the consolidated balance sheet as an intangible asset and will be amortized over the contract term of two years.

Net cash provided by financing activities for the six months ended June 30, 2007 was $1,614,781 compared to net cash used in financing activities for the six months ended June 30, 2006 of $1,222,254.  During the six months ended June 30, 2007 we had the following financing activities:

•                  We completed an equity financing resulting in proceeds of approximately $4.1 million, see further discussion above.

•                  During the six months ended March 31, 2007 we made payments of approximately $1.2 million on long-term borrowings compared to approximately $1.1 million during the six months ended March 31, 2006.

•                  We paid costs of approximately $322,000 related to the redemption of 357,000 shares of common stock in accordance with Article XI of our Articles of Incorporation effective January 22, 2007.  The shares were redeemed at a price of $0.90 per share based upon the closing stock price of our common stock as reported on January 22, 2007.  We recorded the redemption as a reduction to stockholder’s equity for the buy back of shares.  The shares of common stock are included in Treasury Stock in the Consolidated Statements of Changes in Stockholders’ Equity as of June 30, 2007.

•                  We made payments of approximately $437,000 related to our proposed acquisition of the Double Eagle Hotel and Casino in Cripple Creek, Colorado, see further discussion above

•                  We made payments on our line of credit of $446,292 during the six months ended June 30, 2007 compared to $0 in the first six months of 2006.

•                  We made payments of $110,000 during the six months ended June 30, 2006 to three officers related to unpaid compensation from prior periods.  No such amount was paid during the same period in 2007.

Line of Credit.   On October 20, 2005, we established a $450,000 line of credit with Crown Bank of Minneapolis, Minnesota.  The line of credit is due April 30, 2008 with a variable interest rate at one percent above prime but not less than 7.5% (9.25% at June 30, 2007).  As of June 30, 2007, the outstanding balance was $0.  Our three principal officers have guaranteed up to $450,000 of this line of credit.

Term Note.   On October 20, 2005, the Company entered into a term loan to borrow $2.5 million. The loan terminated on April 30, 2007 and had a variable interest rate of one percent above prime but not less than 7.5%. Twelve shareholders of the Company, including our three principal officers and a member of our board of directors, guaranteed the loan. As of April 30, 2007 the loan was paid in full.

Equipment Loan.  On December 23, 2005, the Company negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our three casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 8.25% as of June 30, 2007.   The outstanding balance as of June 30, 2007 was approximately $297,000.

Seasonality:

We believe that the operations of all casinos managed or owned by us will be affected by seasonal factors, including holidays, weather and travel conditions.

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

The Governor of Colorado recently signed a bill that removes the exemption for casinos from the state’s 2006 smoking ban, effective January 1, 2008.  We expect the extension of the ban to Colorado casinos will have some negative impact on business volumes at our Cripple Creek property, the magnitude of which we cannot predict at this time.

Political Uncertainties:

The casino entertainment industry is subject to political and regulatory uncertainty.  From time to time, individual jurisdictions and Native American Tribes we do business with have considered actions, legislation or referendums that could adversely impact our operations.  The likelihood or outcome of similar actions, legislation and referendums in the future is difficult to predict.

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

New Accounting Pronouncements:

We adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”) effective January 1, 2007, which did not have a significant impact to our financial statements.

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

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  We are evaluating the impact of this statement.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied in the forward- looking statements. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

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

•                  access to and the cost of available and feasible financing;

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

Item 3.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The company’s principal executive officer (Chief Executive Officer) and principal financial officer (President and Chief Operating Officer) have evaluated the company’s disclosure controls and procedures as of June 30, 2007, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (as defined in Exchange Act Rules 13a—15(e) and 15d—15(e)) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2007, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Approval of Gaming Management Contracts with Cheyenne and Arapaho Tribes of Oklahoma

At a special meeting held on March 31, 2007, the Tribal Council of the Cheyenne and Arapaho Tribes of Oklahoma voted to approve nine separate agreements to extend and expand the gaming management relationship between Southwest and the Tribes and to authorize and direct the Governor of the Tribes to sign those agreements and the tribal Legislature to ratify them.  One of the nine approved agreements was a two-year extension of the existing management agreement that included changes to Southwest’s management fee.  On April 3, 2007, the Governor filed a declaratory judgment action in the Cheyenne and Arapaho Trial court asking the court to declare those resolutions invalid.  The Trial Court granted Southwest’s motion to intervene in this case on April 13, 2007.  On May 2, 2007, we filed our response to the Governor’s complaint and a request for an order directing the Governor to sign the management agreements.  On May 8, 2007, we requested an expedited hearing in this case, and the Trial court scheduled a hearing on May 18, 2007.

After a hearing on May 18, 2007, the Cheyenne and Arapaho Trial Court issued an order validating the two-year extension of the existing Gaming Management Agreement.  The Trial Court ruled that (a) the Tribal Council resolutions authorizing the extension of the gaming management agreement between Southwest and the Tribes were valid and constitutional, (b) sufficient negotiations had occurred among Southwest, the Governor and the Tribes, for a two-year contract extension, (c) no further action by the tribal Governor was required to validate the two-year contract extension, (d) the tribal Legislature had ratified the extension of the management contract in accordance with the tribal Constitution, and (e) the two-year contract extension was sufficient and appropriate given the requirement under that contract that the Tribes enter into good faith negotiations with Southwest for an extension of that contract.

On May 16, 2007, before the Trial Court issued that ruling, the Chairman of the National Indian Gaming Commission had rejected the agreements to extend and expand the gaming management relationship between Southwest Casino and Hotel Corp. and the Cheyenne and Arapaho Tribes in a letter stating that the NIGC could not conclude that the Tribes had properly negotiated and executed the contracts without the signature of the tribal Governor.  The Chairman of the NIGC noted that he was prepared to reconsider this decision should a tribal court rule that the contract had been validly approved.  After receipt of the May 18, 2007 Order of the Cheyenne and Arapaho Trial Court validating the two-year contract extension, the Chairman of the NIGC issued a letter approving that two-year contract extension.  We continue to manage the Lucky Star — Concho and Lucky Star — Clinton casinos for the Cheyenne and Arapaho Tribes under that two-year extension agreement.

On May 21, 2007, the Governor of the Cheyenne and Arapaho Tribes filed an appeal to the Cheyenne and Arapaho Supreme Court seeking to overturn the decision of the tribal Trial Court validating the two-year contract extension.  The arguments in this case have been briefed by all parties, including Southwest.  The Supreme Court has not scheduled oral argument in this case and may elect not to do so.  As of August 14, 2007 the Supreme Court has not issued an opinion on this matter.  Southwest believes that if the Supreme Court were to overturn the Trial Court decision and rule that the two-year extension had not been validly authorized in accordance with the Tribes’ Constitution, the NIGC will likely institute a review process that could cause the NIGC to withdraw its previous approval of the contract which could lead to termination of that contract extension and loss of the management contract and accompanying revenue.

Recall of Tribal Governor

Concurrent with the litigation described above regarding the validity of the agreements to extend and expand the management relationship between Southwest and the Cheyenne and Arapaho Tribes, separate legal proceedings related to efforts to recall the Governor of the Cheyenne and Arapaho Tribes are ongoing.  While Southwest is not a party to this, the proceedings described below may impact our management agreements with the Tribes.

On May 7, 2007, the Cheyenne and Arapaho Election Commission received a petition requesting that it hold an election to vote on a recall of tribal Governor Darrell Flyingman.  On May 14, 2007, the Election Commission certified the recall petition.  The Election Commission then notified Gov. Flyingman that his status as Governor of the Tribes was in “recall status” and that his Lieutenant Governor would assume the duties of Governor effective immediately.

On May 17, 2007, the Cheyenne and Arapaho Trial Court issued an order in another legal proceeding that Southwest is not involved in removing Governor Flyingman from that office.  On May 21, 2007, in the same filing in which he appealed the Trial Court Order validating the two-year extension of Southwest’s Management Agreement with the Tribes, Governor Flyingman appealed the May 17th Order removing him from office to the Supreme Court of the Cheyenne and Arapaho Tribes.

On June 14, 2007, the Cheyenne and Arapaho Tribes held a recall election in which they voted 1,120 to 567 to remove Governor Flyingman from office.  On June 19, 2007, the tribal Election Commission certified the results of the recall election.

On June 21, 2007, Darrell Flyingman filed an appeal with the tribal Supreme Court challenging the validity of the recall election and the Election Commission’s determination that he had been recalled from office.  On July 9, 2007, the Supreme Court of the Cheyenne and Arapaho Tribes ruled that due to procedural errors by the tribal Election Commission with regard to timing of the election and election notices, the election was invalid and Darrell Flyingman remained the Governor of the Cheyenne and Arapaho Tribes of Oklahoma.

On July 13, 2007, the tribal Election Commission again scheduled a recall election for September 1, 2007 based on the previously submitted petition.

Alleged Breach of Gaming Management Agreement

On July 24, 2007, the tribal Governor delivered notice to Southwest that he had initiated an arbitration proceeding as required under the Management Agreement on July 13, 2007.  On July 30, 2007, the tribal Governor delivered a copy of subsequent correspondence to the American Arbitration Association providing additional information required to initiate an arbitration proceeding.  Southwest is preparing its response to the arbitration demand and intends to vigorously defend itself.

The Governor’s arbitration demand is based on allegations raised in a March 30, 2007 letter alleging that Southwest had breached the terms of the Third Amended and Restated Gaming Management Agreement between Southwest and the Tribes (the “Management Agreement”) and notifying Southwest that the Tribes intend to terminate that agreement.  The tribal Governor alleged that Southwest had breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with Southwest’s ongoing efforts to extend its gaming management relationship with the Tribes.

The Company does not believe it has improperly interfered with or attempted to influence internal governmental decisions of the Tribes and Southwest will challenge any effort to terminate the Gaming Management Agreement on those grounds. Under its Gaming Management Agreement with the Tribes, Southwest is permitted to oppose, publicly or privately, any action by the Tribes that Southwest believes is not in the best interest of the Tribal gaming operations. Southwest believes that all of the actions it has taken on behalf of the gaming operations it manages or as part of its efforts to extend its gaming management relationship with the Tribes are consistent with that provision.  Southwest provided a detailed response to the tribal Governor refuting his claims on April 30, 2007.

Under the terms of the Gaming Management Agreement, the Tribes must give Southwest 60 days notice of a breach before termination.  Southwest has the right to cure any alleged breach during that 60-day period, and if it does so, the Tribes will not have the right to terminate the Agreement.  Under the agreement, any dispute between Southwest and the Tribes regarding a breach of the agreement must be settled through binding arbitration under the Commercial Arbitration Rules of the American Arbitration Association.  Arbitration awards may be enforced in the United States District Court for the District of Oklahoma.

On July 24, 2007, the tribal Governor delivered notice to Southwest that he had initiated an arbitration proceeding as required under the Management Agreement on July 13, 2007. On July 30, 2007, the tribal Governor delivered a copy of subsequent correspondence to the American Arbitration Association providing additional information required to initiate an arbitration proceeding. Southwest is preparing its response to the arbitration demand and intends to vigorously defend itself.

In addition to the matters described above, we are involved in various claims, legal actions and other complaints arising in the ordinary course of business.  In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in our financial statements and the ultimate outcome of these other matters will not have a material effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders at our corporate offices on June 14, 2007.  At that meeting our shareholders elected five directors, all of whom had previously served as Southwest directors, approved an increase in the number of shares available for grant under our 2004 Stock Incentive Plan and confirmed the selection of Eide Bailly LLP as our independent registered public accounting firm and auditors for the fiscal year ending December 31, 2007.  The votes on each of these matters were as follows:

Election of Directors:

	For	Against	Abstain	Broker Non-vote
David H. Abramson	19,048,808	4,560	14,610	0
Gus A. Chafoulias	19,047,308	6,060	14,610	0
James B. Druck	19,047,308	6,060	14,610	0
Jim Holmes	19,050,308	3,060	14,610	0
Gregg P. Schatzman	19,003,238	50,130	14,610	0

Proposal #2, amendment to the Company’s 2004 Stock Incentive Plan to increase the number of shares issuable under the Plan from 1,500,000 to 3,000,000.

For	Against	Abstain	Broker Non-vote
14,091,253	961,449	149,285	3,865,991

Proposal #3, to confirm the selection of Eide Bailly LLP as public accountants and independent auditors for the fiscal year ending December 31, 2007.

For	Against	Abstain	Broker Non-vote
18,993,542	19,806	54,630	0

Item 6.  Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to SEC Rule 13a-14
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2007		SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer
(principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Operating Officer
(principal financial and accounting officer)