Form 10QSB
period 2007-09-30
SOUTHWEST CASINO CORP
filed 2007-11-14
CIK 1170848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  27,286,443 as of October 30, 2007.

Transitional Small Business Disclosure Format (check one): YES  ☐   NO  ☒

SOUTHWEST CASINO CORPORATION

FORM 10-QSB
September 30, 2007

In this Form 10-QSB, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation and its consolidated subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheets (Unaudited)

September 30, 2007

2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,546,514
Accounts Receivable	44,624
Inventories	129,858
Prepaid Expenses and Other Current Assets	912,786
Total Current Assets	$2,633,782

PROPERTY AND EQUIPMENT
Leasehold Improvements	15,384,266
Furniture and Equipment	5,187,193
Accumulated Depreciation	(10,471,421)
Net Property and Equipment	$10,100,038

OTHER ASSETS
Other Assets	14,840
Investment in Unconsolidated Subsidiary	7,296,511
Total Other Assets	$7,311,351

TOTAL ASSETS	$20,045,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$472,749
Accrued Expenses	1,038,391
Accrued Liabilities - Related Parties	122,467
Current Portion of Long-Term Liabilities	1,000,777
Total Current Liabilities	$2,634,384

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$6,743,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 Shares Authorized	$—
Common Stock, $.001 Par Value; 75,000,000 Shares Authorized, 27,643,443 Shares Issued and 27,286,443 Outstanding at September 30, 2007	27,644
Additional Paid-in Capital	21,384,335
Accumulated Deficit	(10,422,114)
10,989,865
Less Treasury Stock (357,000 shares redeemed)	(322,300)

Total Stockholders’ Equity	10,667,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,045,171

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2007 and 2006

	For the three months	For the three months	For the nine months	For the nine months
	ended September 30, 2007	ended September 30, 2006	ended September 30, 2007	ended September 30, 2006

NET REVENUES
Casino	$4,094,313	$4,216,390	$11,219,589	$11,587,076
Food & Beverage/Hotel	170,860	194,496	401,180	452,552
Management and Consulting	434,658	1,468,192	3,566,109	4,562,005
Entertainment	38,261	11,304	67,807	17,429
Other	42,525	39,062	124,330	129,295
	4,780,617	5,929,444	15,379,015	16,748,357

EXPENSES
Casino	$2,964,218	$3,022,993	$8,709,011	$8,751,517
Food & Beverage/Hotel	386,956	385,210	1,036,644	1,091,744
Corporate Expense	803,589	741,101	2,928,408	2,053,397
Project Development Costs	99,112	47,642	351,683	225,125
Entertainment	103,207	53,069	172,044	102,649
Impairment Loss	400,435		400,435
Depreciation and Amortization	378,465	542,728	1,406,842	1,627,833
	5,135,982	4,792,743	15,005,067	13,852,265

INCOME (LOSS) FROM OPERATIONS	$(355,365)	$1,136,701	$373,948	$2,896,092

OTHER INCOME (EXPENSE)
Interest Income	$16	$762	$3,237	$1,934
Interest Expense	(187,410)	(307,699)	(640,233)	(892,222)
Gain (Loss) on Disposition of Property and Equipment	7,420	(11,126)	7,420	(11,126)
Gain on Disposition of Casino	452,426		452,426
Write-off of Acquisition and Financing Costs	(476,723)		(603,373)	—
	(204,271)	(318,063)	(780,523)	(901,414)

Income before income taxes, equity in earnings of unconsolidated subsidiaries	(559,636)	818,638	(406,575)	1,994,678

Income taxes		(214,988)	—	(615,342)
Loss of Unconsolidated Subsidiary, Net of Tax Benefit	(96,096)	(43,667)	(312,704)	(144,132)

Income (Loss) from Continuing Operations	(655,732)	559,983	(719,279)	1,235,204

NET INCOME (LOSS)	$(655,732)	$559,983	$(719,279)	$1,235,204

Income (loss) per share - basic	$(0.02)	$0.03	$(0.03)	$0.06
Income (loss) per share - diluted		$0.03	—	$0.06
Weighted average common shares outstanding - basic	27,286,443	19,688,656	26,571,292	19,671,249
Weighted average common shares outstanding - diluted		20,664,715	—	20,690,557

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006

	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$(719,279)	$1,235,204
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,406,842	1,627,833
Amortization of Loan Costs	58,019	123,730
Impairment Loss	400,435
Write-off of Acquisition and Financing Costs	603,373
(Gain) Loss on Disposition of Property and Equipment	(7,420)	11,126
Stock-based Compensation Expense	209,429	134,082
Loss of Unconsolidated Subsidiary	312,704	185,974
Gain on Disposition of Casino	(452,426)
Change in Current Assets and Liabilities,
(Increase) Decrease in Restricted Cash	—	2,656
(Increase) Decrease in Receivables	112,879	(66,402)
(Increase) Decrease in Inventories	43,358	(35,080)
(Increase) Decrease in Prepaid Expenses	(263,530)	25,714
(Increase) Decrease in Deferred Tax Asset	—	573,000
Increase (Decrease) in Accounts Payable	(188,088)	(276,721)
Increase (Decrease) in Accrued Expenses	106,960	(55,036)
Increase (Decrease) in Accrued Interest Payable	(5,927)	(7,917)
Net Cash Provided By Operating Activities	$1,617,329	$3,478,163

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(276,476)	(328,534)
Proceeds from Disposition of Casino	490,018	—
Receipt (Payment) of Deposit	(3,318)	14,000
Payment of Costs Associated with Management Contract	(438,741)
Investment in Unconsolidated Subsidiary	(2,555,195)	(528,502)
Net Cash Used In Investing Activities	$(2,783,712)	$(843,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Payments on Short-Term Notes Payable	$(446,292)
Principal Payments on Long-Term Borrowings	(1,471,418)	(1,976,891)
Proceeds from Issuance of Common Stock upon Exercise of Warrants	—	12,000
Proceeds from Issuance of Common Stock and Warrants	3,980,511
Redemption of Common Stock	(322,300)	—
Payment of Financing Costs Written-Off	(558,864)
Payments for Liabilities Owed to Related Parties		(110,000)
Net Cash Provided (Used) by Financing Activities	$1,181,637	$(2,074,891)

Net Increase in Cash and Cash Equivalents	15,254	560,236

CASH AND CASH EQUIVALENTS
Beginning of Period	1,531,260	1,195,145
End of Period	$1,546,514	$1,755,381

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$588,141	$773,683
Income Taxes Paid	$42,346	$22,506

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital Assets Acquired with Acounts Payable	$136,270	$68,081
Financing Costs Included in Accounts Payable	$14,776

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2007

	Treasury Stock		Common Stock
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Total

BALANCE December 31, 2006	—	$—	19,688,656	$19,689	$17,239,894	$(9,702,835)	$7,556,748

Issuance of Common Stock and Warrants, net			7,954,787	7,955	3,935,012		3,942,967

Redemption of Common Stock	(357,000)	(322,300)			—		(322,300)

Stock-based Compensation Expense Related to Options and Warrants					209,429		209,429

Net Loss						(719,279)	(719,279)

BALANCE September 30, 2007	(357,000)	$(322,300)	27,643,443	$27,644	$21,384,335	$(10,422,114)	$10,667,565

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

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

NOTE 2 — MANAGEMENT FINANCIAL PLANS

The Company has completed two closings on an equity financing, see Note 5. The net proceeds from the sale of securities were approximately $4 million. In connection with the financing agreement entered into by North Metro, see Note 7, the Company was required to make additional membership contributions of approximately $2.35 million to North Metro from January 1, 2007 to the time the loan closed on April 20, 2007.  As a result of the termination of our management contract with the Cheyenne and Arapaho Tribes of Oklahoma (see Note 8) we are seeking additional debt and/or equity financing.  The Company believes it will be able to raise the financing on terms acceptable to the Company and in an appropriate timeframe; however the Company can provide no assurance that it will be able to do so.

NOTE 3 — STOCK OPTIONS AND AWARDS

Stock option plans:

On July 15, 2004, Southwest Casino and Hotel Corp. shareholders approved the Southwest Casino and Hotel Corp. 2004 Stock Incentive Plan that had been adopted by the company’s Board of Directors effective June 1, 2004. Under the terms of the reorganization completed July 22, 2004, Southwest Casino Corporation assumed the rights and obligations of Southwest Casino and Hotel Corp. under this plan. The plan permits Southwest Casino Corporation to issue incentive awards to all employees of Southwest Casino Corporation or any of its subsidiaries and any non-employee directors, consultants or independent contractors of the Company or any of its subsidiaries. Incentive awards under the plan include “incentive options” under Section 422 of the Internal Revenue Code of 1986, “non-statutory stock options” that do not qualify for “incentive option” treatment, stock appreciation rights, restricted stock awards, performance units and stock bonuses. Effective June 14, 2007, the shareholders approved an amendment to increase the number of shares available for grant under the plan from 1,500,000 to 3,000,000.  As of September 30, 2007, options to purchase 925,000 shares were issued and are outstanding.  No options have been granted since July 1, 2006.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

The effect of stock options issued was to increase the net loss for the three and nine months ended September 30, 2007 by $42,987 and $131,512 respectively, and basic loss per share by $0.002 and $0.005, respectively.  The effect of stock options issued was to decrease net earnings for the three and nine months ended September 30, 2006 by $40,294 and $125,705, respectively, and basic and diluted earnings per share by $0.002 and $0.006, respectively.

Options are granted to employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have terms of 5 to 10 years from the grant date and granted options typically vest quarterly over a one to three year period. The fair value of each option is amortized into compensation expense over the period the option vests. We have estimated fair value of all stock options as of the date of grant applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. No options were granted during the nine months ended September 30, 2007.

Status of options during the nine months ended September 30, 2007

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	2,500,000	$0.65
Granted	0
Forfeited/cancelled/expired	0
Exercised	0
Balance at September 30, 2007	2,500,000	$0.65

Options outstanding at September 30, 2007	2,500,000	$0.65	5.3 years	$—
Options exercisable at September 30, 2007	2,237,500	$0.65	5.0 years	$—

As the closing stock price of $0.47 at September 30, 2007 was less than the weighted average exercise price for both options outstanding and options exercisable there was no intrinsic value.  As of September 30, 2007, the Company’s unrecognized share-based compensation related to stock options was approximately $172,000. This cost is expected to be expensed over a weighted average period of one year.

No tax benefit has been recorded on the share based compensation expense for the three- and nine-month periods ended September 30, 2007 and 2006.

NOTE 4 — WARRANTS

Status of warrants:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2006	1,837,500	$0.56
Granted	4,258,602	$0.64
Exercised	0
Cancelled	0
Warrants outstanding as of September 30, 2007	6,096,102	$0.62

Sale of Unregistered Securities

In connection with the Securities Purchase Agreement (“SPA”) entered into on January 24, 2007 and February 26, 2007, the Company issued warrants to purchase 2,975,293 shares of common stock to investors and warrants to purchase and an additional 483,309 shares of common stock to the placement agent, see Note 5.

Investor Relations Services and Financial Consulting Services

On January 17, 2007, the Company entered into two agreements with Strategic Growth International, Inc. (“SGI”) regarding investor relations and financial consulting services. As part of these agreements, the Company issued to SGI warrants to purchase 800,000

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

shares of Southwest common stock at a price of $0.63 per share that are exercisable for two years from the date of the agreements. The exercise price equals the weighted average closing price for one Southwest share on the Over-the-Counter Bulletin Board market for the five trading days immediately preceding the date Southwest entered into the Investor Relations Agreement. Beginning July 17, 2007, SGI has the right to request the inclusion of the common shares underlying its warrants on any registration statement that Southwest files on which the shares are eligible for inclusion. Beginning January 17, 2008, SGI will have the right to require Southwest to file a registration statement covering those shares.

Southwest had the right to terminate the agreements at the end of six months. This right would have voided if SGI met certain performance goals. If Southwest had terminated the agreement at the end of six months, the number of shares subject to the warrants issued to SGI would have been reduced by 50 percent. The Company did not exercise that right. Southwest has the right to terminate the agreement at the end of any month of its term during the second year of the agreement. Southwest also agreed to indemnify SGI against certain claims that may arise in connection with the services provided by SGI under the agreements.

The Company reviewed EITF 96-18 “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” in determining the fair value of the warrants. The Company valued the warrants based upon the consideration received. The warrants have been valued at $220,000, which is being amortized to consulting expense and additional paid in capital quarterly over the term of the service agreements.  For the three and nine months ended September 30, 2007, approximately $27,500 and $78,000 have been amortized.

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

Southwest agreed to pay SGI $10,000 per month for a period of two years for these investor relations services. Southwest also agreed to reimburse SGI’s reasonable accountable expenses incurred in connection with these services. In addition, Southwest issued to SGI a warrant to purchase 100,000 shares of Southwest common stock, see terms of warrant described above.

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

Southwest is to pay SGI $8,000 per month for 24 months for the financial consulting services provided under this agreement, however, SGI agreed to waive the monthly fee in exchange for a warrant to purchase 700,000 shares of Southwest common stock, see terms of warrant discussed above.

The Company will also be required to pay an additional consulting fee of $100,000 or $200,000 if SGI assists the Company in completing equity or debt financing, respectively, that meets standards stated in the agreement. In addition, if the Company issues warrants as part of such a debt financing, it will also issue warrants to purchase 100,000 shares of its common stock to SGI, on the same terms as the warrants issued as part of debt financing.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

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

The private placement resulted in net proceeds to Southwest of approximately $3.94 million, after the deduction of approximately, $150,000 of direct offering expenses. The placement agent agreed to accept the cash portion of its placement agent fee in common stock and warrants on the same terms as the investors, which resulted in the placement agent receiving approximately 517,000 shares of common stock and warrants to purchase an aggregate of approximately 207,000 shares of common stock. In addition, the placement agent received a warrant to purchase approximately 277,000 shares of common stock, which is exercisable for a period of five years, beginning six months after the date of issuance, at an exercise price of $1.00 per share.

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

NOTE 6 — PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverages provided gratuitously to customers, which was $881,000 and $895,000 for the nine months ended September 30, 2007 and 2006, respectively and was approximately $319,000 and $315,000 for the three months ended September 30, 2007 and 2006, respectively.

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

Contributions to capital of North Metro have been made in accordance with the North Metro Member Control Agreement dated June 8, 2004. Due to the amount of these contributions made by MTR as of October 20, 2005, the Company no longer provided financial support in excess of its 50 percent decision making power. As of September 30, 2007 the Company has provided approximately 42 percent of the financial support from members, but still retains its 50 percent decision making power. Therefore, since October 20,

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

2005, the Company has accounted for its investment in North Metro on the equity method. The Company’s investment in North Metro as of September 30, 2007 was $7,296,511, which is recorded on the Company’s consolidated balance sheet.

The following represents North Metro’s income statement and the Company’s calculation of the loss of unconsolidated subsidiary net of tax benefit:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Revenues	$31,844	$18,218	$80,305	$18,218

Lobbying expenses	$21,480	$24,000	$109,992	$102,000
License fees—Minnesota Racing Commission	77,995	61,090	200,496	187,881
Other	124,560	40,817	395,225	100,285
Total	224,035	125,907	705,713	390,166

Net Loss	$(192,191)	$(107,689)	$(625,408)	$(371,948)

50% share of net loss	(96,096)	(53,845)	(312,704)	(185,974)
Net tax benefit	—	10,178	—	41,842
Loss of unconsolidated subsidiary net of tax benefit	$(96,096)	$(43,667)	$(312,704)	$(144,132)

In 2006, North Metro formed a wholly-owned subsidiary that acquired a nearby motel in December 2006 that North Metro continues to operate in 2007 and will be used to house personnel involved in the care of horses at the track during the racing season. The motel has 15 rooms available to rent.

Southwest did not record a tax benefit related to North Metro’s losses during the three and nine months ended September 30, 2007, while Southwest did record a tax benefit during the three and nine months ended September 30, 2006, see Note 13.

North Metro Financing Agreement

On April 20, 2007, North Metro entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) as agent and lender. Under the terms of the Credit Agreement, North Metro will borrow $41.7 million to construct, equip and open its harness racetrack and card club facility in Columbus, Minnesota on the north side of the Minneapolis — St. Paul metropolitan area. The initial advance of $5 million of loan proceeds was made April 20, 2007. As part of the loan agreement the members of North Metro agreed to complete aggregate membership contributions of $20.8 million prior to closing the loan. The total cost of the project is expected to approximate $62 million.  As of September 30, 2007, Southwest contributed $8.9 million of the total amount of $21.2 million contributed by the members.  Certain amounts related to non-construction costs continue to be funded by the members.  These amounts are not considered to be material to the total cost of the project.  Under the Credit Agreement, the initial advance of loan proceeds will be followed by additional advances based on progress in building and opening the racetrack and card room facility. During construction, North Metro will make monthly payments of interest only based on a floating index rate plus 4 percent or on a 1-month, 2-month or 3-month LIBOR rate plus 6 percent, at North Metro’s option. After the project opens, interest rates will reduce to the applicable index rate plus 2.5 percent or the applicable LIBOR rate plus 4.5 percent, again at North Metro’s option. North Metro must also pay a fee equal to 4.5% per annum on any unused portion of the $41.7 million credit facility. Principal payments of $104,250 will be due on the last day of each fiscal quarter beginning the first full quarter after the project opening, as defined in the agreement. North Metro will also be required to prepay the loan in an amount equal to 50 percent of the project’s excess cash flow for each fiscal year beginning with the fiscal year ended December 31, 2008, as defined in the agreement. Final payment equal to all outstanding principal and accrued interest is due April 20, 2014.

North Metro may prepay the loan, in whole or in part, at any time, subject to the payment of certain fees and costs. The loan is secured by substantially all of the assets of North Metro. The Credit Agreement does not provide for recourse against the members of North Metro.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

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

NOTE 8 — TERMINATION OF MANAGEMENT CONTRACT WITH THE CHEYENNE AND ARAPAHO TRIBES AND RELATED LITIGATION

The management and consulting revenue on the Consolidated Statement of Operations for the three and nine months ended September 30, 2007 relate entirely to revenues earned from the management agreement with the Cheyenne and Arapaho Tribes of Oklahoma. As described below, the Cheyenne and Arapaho Tribes contract with the Company has terminated and the Company has not and will not receive any revenues from managing those casinos after August 17, 2007. In addition, as described below, the remaining contract costs, recorded as an intangible asset, on the Company’s Consolidated Balance Sheet have been written off.

On May 18, 2007, the National Indian Gaming Commission approved Amendment No. 11 to the Third Amended and Restated Gaming Management Agreement dated June 16, 1995 between the Company and the Cheyenne and Arapaho Tribes of Oklahoma (the “Tribes”).  Southwest continued to manage the Tribes’ Lucky Star – Concho and Lucky Star – Clinton casinos under the terms of Amendment No. 11 until August 17, 2007.

The May 18th NIGC approval was based on a May 18, 2007 decision of the Cheyenne and Arapaho Trial Court finding Amendment No. 11 valid under the Tribes’ constitution.  On May 21, 2007, the Governor of the Cheyenne and Arapaho Tribes filed an appeal to the Cheyenne and Arapaho Supreme Court seeking to overturn the decision of the tribal Trial Court.  On August 17, 2007, The Supreme Court reversed the Trial Court order and declared the contract extension invalid. Also on August 17, 2007, the NIGC issued a decision and order reversing its May 18th approval of the two-year contract extension based on the tribal Supreme Court decision.  Based on the decision of the NIGC, tribal representatives took control of the casinos on Sunday, August 19, 2007.  On August 21, 2007, Southwest appealed the decision of the NIGC to reverse its approval of the two-year contract extension.  On August 24, 2007, the NIGC rejected that appeal and affirmed its decision. Southwest has not managed the casinos since August 17, 2007.

In connection with obtaining the two-year extension on May 18, 2007, the Company incurred approximately $438,000 of costs directly related to obtaining the management contract.  This amount was recorded as an intangible asset on the Consolidated Balance Sheet to be amortized over the two-year term of Amendment No. 11.  As a result of the termination effective August 17, 2007 the remaining unamortized costs of approximately $400,000 were expensed consistent with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS #144”) and included as a separate line-item as an impairment loss on the Consolidated Statement of Operations for the three months ended September 30, 2007.  We had accounted for

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

these costs as an intangible asset to be expensed over the two-year term of the extension of the management contract beginning May 19, 2007. We used the straight-line method of amortization, which was considered to be a systematic and rational approach.

The Company accounted for this contract and included the revenues and costs in its operating segment “Casino Management” in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS #131”), see Note 16.  The Company has also disclosed information about this major customer in accordance with SFAS #131 paragraph #39.  In connection with the termination of this agreement, the Company applied Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and SFAS #144 in recognizing the impairment loss.  The Company also considered SFAS #144 paragraph #41 relating to the reporting of discontinued operations and has determined that this does not meet those requirements and has reported the transaction in continuing operations.

NOTE 9 — CONSULTING AGREEMENT WITH PALACE RESORTS

In September 2007, the Company entered into a consulting agreement to work with Palace Resorts in developing and opening a casino at the Moon Palace Casino, Golf and Spa Resort, now under construction in Punta Cana on the easternmost tip of the Dominican Republic. Under the consulting agreement, Southwest immediately began assisting Palace Resorts in all phases of design, game selection, training and equipping the casino that will be part of the 1,700-room resort scheduled to open in 2008. Southwest will receive $50,000 a month for 10 months beginning in October 2007.  Palace Resorts is a leader in providing world-class resort vacations at all-inclusive properties throughout Cancun, the Riviera Maya, Nuevo Vallarta, Cozumel and soon, Punta Cana, Dominican Republic.

NOTE 10 — LINE OF CREDIT AND TERM LOAN

On April 16, 2007, the Company entered into the Third Amendment to the Revolving Credit and Term Loan Agreement with Crown Bank.  The agreement has been amended to extend the maturity date of the $450,000 revolving line of credit to April 30, 2008.  The amendment did not alter the terms of the $2.5 million term loan and the Company made the final payment on the term loan on April 30, 2007.  Additionally, under the amendment, three principal officers of the Company each agreed to increase their personal guarantees of the line of credit from $100,000 to $150,000 plus expenses.  As of September 30, 2007, no amounts were outstanding under the Term Loan or the Revolving Credit facility.

The interest rate is Prime +1%, and not less than 7.5%.  Currently the interest rate is 8.75%.  At September 30, 2007, the full amount of the line, $450,000, was available to be borrowed.

NOTE 11 — REDEMPTION OF SECURITIES

The Company redeemed 357,000 shares of common stock in accordance with Article XI of the Company’s Articles of Incorporation effective January 22, 2007.  The shares were redeemed at a price of $0.90 per share based upon the closing stock price of the Company’s common stock as reported on January 22, 2007.  The Company recorded the redemption as a reduction to stockholders’ equity for the buy back of shares.  The shares of common stock are included in Treasury Stock in the Consolidated Statements of Changes in Stockholders’ Equity as of September 30, 2007.

NOTE 12 — EARNINGS (LOSS) PER SHARE

For all periods, basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted-average number of common shares outstanding.  Diluted earnings per share for the three and nine months ended September 30, 2006, reflect the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding.  The Company had a net loss for the three and nine months ended September 30, 2007; therefore a calculation of loss per share on a fully diluted basis would be anti-dilutive.

The following is a reconciliation of basic and diluted earnings per share:

	Net Earnings	Weighted Average Equity	Earnings Per Share
	(Numerator)	(Denominator)
Three months ended September 30, 2006:
Basic Earnings per Share	$559,983	19,688,656	$0.03
Effect of Dilutive Securities:
Outstanding Options and Warrants		976,059
	$559,983	20,664,715	$0.03

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

Options and warrants to purchase 1,395,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 675,000 shares at $0.65 and options to purchase 50,000 shares of common stock at an exercise price of $0.75 per share were not included in the computation of diluted earnings per share for the three months ended September 30, 2006 because the exercise price was greater than the average market price of common shares during the period.  All of these options were outstanding as of September 30, 2006.

	Net Earnings	Weighted Average Equity	Earnings Per Share
	(Numerator)	(Denominator)
Nine months ended September 30, 2006:
Basic Earnings per Share	$1,235,204	19,671,249	$0.06
Effect of Dilutive Securities:
Outstanding Options and Warrants		1,019,308
	$1,235,204	20,690,557	$0.06

Options and warrants to purchase 1,395,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 675,000 shares of common stock at an exercise price of $0.65 and options to purchase 50,000 shares of common stock at an exercise price of $0.75 per share were not included in the computation of diluted earnings per share for the nine months ended September 30, 2006 because the exercise price was greater than the average market price of common shares during the period.  All of these options were outstanding as of September 30, 2006.

NOTE 13 — INCOME TAXES

The Company adopted Statement of Financial Accounting Standards Interpretation No. 48 “ Accounting for Uncertainty in Income Taxes “ (“Interpretation No. 48) effective January 1, 2007.  Interpretation No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes.”  Pursuant to Interpretation No. 48, the Company is required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit, based solely on the technical merits of the position as of the reporting date. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized.  The term “more-likely-than-not” means a likelihood of more than 50 percent.

The Company accounts for interest and penalties (if any) as interest expense in the Statement of Operations.

The Company does not have any unrecorded tax benefits as of January 1, 2006 or September 30, 2007.

The Company’s tax returns for the tax years 2003 through 2006 remain subject to examination by major tax jurisdictions.  However, as the Company has net operating losses from prior years these tax returns can also be examined once these net operating losses are utilized in future tax filings.

Management evaluated its probable ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate during the three and nine months ended September 30, 2007 based upon the uncertainty and ultimate termination of the Company’s management contract with the Cheyenne and Arapaho Tribes, see Note 8.   As a result of this evaluation, a tax benefit was reduced by a comparable valuation allowance for the three and nine months ended September 30, 2007.  As of September 30, 2007, the Company’s deferred tax asset is zero.

At December 31, 2003, the Company established a deferred tax asset relating to net operating losses.  As of December 31, 2005, management evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses would be utilized in 2006 based upon forecasted income for the Company in 2006.  During the three and nine months ended September 30, 2006, the Company recorded a tax provision to reduce the previously established deferred tax asset.

NOTE 14 — RELATED PARTY TRANSACTIONS

In addition to $150,000 of unpaid bonuses, see Note 17, the Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $122,467 as of September 30, 2007, relating to periods prior to December 31, 2003.

James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director each participated in our January 24, 2007 and February 26, 2007 private placement of common stock with accompanying warrants.  See Note 5.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

The Company purchased furniture and equipment from Berc and Fox for $25,000.  The operations of Berc & Fox were sold in January 2007 and as a result certain furniture and equipment were available for purchase.  Thomas Fox, the Company’s President, is a shareholder and officer in Berc & Fox Limited.

During the three months ended September 30, 2007, the Company paid Jennifer Sparlin Druck $1,000 for entertainment services at the Gold Rush Palladium.  Ms. Druck is the wife of James Druck, CEO of Southwest.

NOTE 15 — PROJECT DEVELOPMENT COSTS

The Company continues to pursue additional gaming opportunities and as a result continues to incur project development expenses.  For the three and nine months ended September 30, 2007, development expenses were $99,112 and $351,683, respectively.  For the three and nine months ended September 30, 2006, development expenses were $47,642 and $225,125, respectively.

NOTE 16 — SEGMENT INFORMATION

The Company has grouped its operations into three segments, Casino Operations, Casino Management and Project Development.  The segment Casino Operations includes the Company’s operations in Cripple Creek, Colorado where the Company operates two casinos and an outdoor amphitheatre.  In July 2007 the Company disposed of a casino, see Note 20.  The segment Casino Management relates to our management and consulting business.  The segment Project Development relates to the Company’s investments in projects under development including any acquisition efforts. These include North Metro; see Note 7, and other development activities and their related specific costs.   Corporate expenses are included as a reduction in Casino Management income.  Corporate expenses have not been allocated to Casino Operations or Project Development.

Segment information related to the three months ended September 30, 2007 follows:

	Casino Operations	Casino Management		Project Development	Total
Revenues	$4,345,959	$434,658	*	$—	$4,780,617

Segmented profit (loss) before income taxes	813,141	(796,942	)#	(671,931)	(655,732)
Segmented assets	12,395,694	342,966		7,306,511	20,045,171

*     All of the revenues related to our operating segment Casino Management during the period were from our management contract with the Cheyenne and Arapaho Tribes of Oklahoma that terminated effective August 17, 2007, see Note 8.

#     Approximately, $400,000 was recorded as an impairment loss writing off all costs (previously reflected as an intangible asset) directly related to our management contract with the Tribes.  This loss is shown in the Consolidated Statement of Operations in the line-item impairment loss, see Note 8.

Segment information related to the three months ended September 30, 2006 follows:

	Casino Operations	Casino Management	Project Development		Total
Revenues	$4,461,252	$1,468,192	$—		$5,929,444
Segmented profit (loss) before income taxes	359,352	506,928	(91,309	)*	774,971
Segmented assets	13,489,529	1,357,680	4,664,550		19,511,759

*  Included in Project Development in the line item segment profit (loss) before income taxes is a tax benefit of $10,178 recorded in the loss of unconsolidated subsidiary, net of tax benefit shown on the Consolidated Statement of Operations for the three months ended September 30, 2006 (see Note 7).

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

Segment information related to the nine months ended September 30, 2007 follows:

	Casino Operations	Casino Management		Project Development	Total
Revenues	$11,812,906	$3,566,109	*	$—	$15,379,015
Segmented profit (loss) before income taxes	650,620	(102,139	)#	(1,267,760)	(719,279)
Segmented assets	12,395,694	342,966		7,306,511	20,045,171

*      All of the revenues related to our operating segment Casino Management during the period were from our management contract with the Cheyenne and Arapaho Tribes of Oklahoma that terminated effective August 17, 2007, see Note 8.

#      Approximately, $400,000 was recorded as an impairment loss writing off all costs (previously reflected as an intangible asset) directly related to our management contract with the Tribes.  This loss is shown in the Consolidated Statement of Operations in the line-item impairment loss, see Note 8.

Segment information related to the nine months ended September 30, 2006 follows:

	Casino Operations	Casino Management	Project Development		Total
Revenues	$12,186,352	$4,562,005	$—		$16,748,357
Segmented profit (loss) before income taxes	386,257	1,833,546	(369,257	)*	1,850,546
Segmented assets	13,489,529	1,357,680	4,664,550		19,511,759

*   Included in Project Development in the line item segment profit (loss) before income taxes is a tax benefit of $41,842 recorded in the loss of unconsolidated subsidiary, net of tax benefit shown on the Consolidated Statement of Operations for the nine months ended September 30, 2006 (see Note 7).

NOTE 17 — COMMITMENTS AND CONTINGENCIES

In 2004, the Company purchased player tracking software and slot accounting software from IGT.  On December 29, 2005, the Company entered into an agreement with IGT to finance $460,324 of the purchase price for this system over 48 months with interest rate equal to the prime rate, which is currently 7.75%.  In addition, the Company agreed to purchase additional software for $200,000, which will allow the Company to offer bonusing to its customers.  The purchase is contingent upon IGT receiving necessary approvals for the bonusing system from the Colorado Division of Gaming.

Under the Company’s employment agreements with James B. Druck, CEO, Thomas E. Fox, President and COO, and Jeffrey S. Halpern, Vice President of Government Affairs, which were effective July 1, 2004, these executives can elect to continue their employment in a reduced capacity, with continuing medical benefits and a salary equal to their base pay at the time of termination for 12 months and not less than $25,000 after 12 months if the Company terminates the executive’s employment without cause or in connection with a change in control of the Company (as defined in the employment agreement) or if the executive terminates his employment with the Company for good cause (as defined in the employment agreement).  The initial term of these agreements expired July 1, 2006, after which the agreement renewed and will continue to renew automatically for additional one-year terms unless terminated.

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

Bonuses:

On March 27, 2007 the board of directors approved performance bonuses to officers and employees of the Company in the amount of $385,000, which amount was recorded as an expense effective that date.  Of that amount, the Company has paid $210,000 during the

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

nine months ended September 30, 2007.  Bonuses in the amount of $175,000 were to be paid on or after July 1, 2007 when management determines the Company has sufficient financial resources for payment.  Unpaid bonuses in the amount of $175,000 are reflected as a liability at September 30, 2007.

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

NOTE 18 — NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”) effective January 1, 2007, see Note 13.

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

NOTE 19 — CASINO ACQUISITION

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

Southwest terminated the Asset Purchase Agreement in response to notice Southwest received on April 10, 2007 from Pinnacle that the separate Stock Purchase Agreement under which Pinnacle was to acquire all of the outstanding capital stock of Colorado Casino Resorts, Inc. (“CCRI”), the owner of the Double Eagle, had terminated in accordance with its terms when Pinnacle did not make a required payment. Because Pinnacle was unable to complete its proposed acquisition of the CCRI stock in accordance with the Stock Purchase Agreement, as amended, Pinnacle was also unable to perform its obligations under the Asset Purchase Agreement with Southwest Eagle.  The Company incurred $126,650 of transaction costs specific to this acquisition.  The Company wrote-off this amount in the second quarter of 2007 when the negotiations ceased with the sellers of the Double Eagle in early July 2007.  The Company had substantial doubt that it would be able to reach terms on the Double Eagle with the sellers in late June 2007 and this was confirmed in early July 2007.  Thus the $126,650 transaction costs were written-off in the second quarter of 2007. This is included as a separate line item under Other Income (Expense) in the Consolidated Statement of Operations for the nine months ended September 30, 2007.

The Company also incurred financing costs with a lender in the amount of approximately $477,000.  These financing costs were initially associated with the financing of the original arrangements to acquire the Double Eagle. Even though the proposed Double Eagle acquisition ceased effective June 30, 2007, the financing arrangement and negotiations continued.  In July 2007 the Company

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

received a revised term sheet from the lender that provided for a non-specific property acquisition line of credit and also included a working capital amount available immediately, as defined in the agreement.  As part of the terms of this new term sheet the Company wired an additional expense deposit to the lender on August 6, 2007.  The Company was scheduled to close on this financing by the end of August 2007.

As a result of the termination of the management agreement with the Cheyenne and Arapaho Tribes of Oklahoma, effective August 17, 2007, the financing contemplated with this lender did not occur and the arrangement was terminated.  Thus the Company wrote-off amounts related to the financing of $476,723 included as a separate line item within Other Income (Expense) in the Consolidated Statement of Operations for the three months ended September 30, 2007.

NOTE 20 — SALE OF UNCLE SAM’S CASINO

On June 25, 2007, the Company entered into an agreement with the landlord to purchase the leased real property on which it operated Uncle Sam’s Casino in Cripple Creek, Colorado.  The purchase agreement provided that the Company would not be obligated to purchase the real property unless the Company assigned its rights under the purchase agreement to a third party.  On June 26, 2007, the Company entered into an agreement to assign its rights under the purchase agreement and the operating lease.  On July 29, 2007 the Company closed Uncle Sam’s Casino and on July 31, 2007 the Company assigned its rights under the purchase agreement and lease and received an assignment fee of approximately $487,000.  The Company recognized a gain of $452,426 on this transaction that is recorded in the Consolidated Statement of Operations during the three months ended September 30, 2007 as a separate line item within Other Income (Expense).  The Company transferred the majority of the equipment and slot machines to the Gold Rush and Gold Diggers casinos in the amount of the net book value of approximately $58,000.  Additionally, the Uncle Sam’s employees were transferred to the Gold Rush and Gold Diggers casinos and the customers were offered incentives to migrate their play at Uncle Sam’s to the Gold Rush and Gold Diggers casinos.

The Company has recorded the transaction involving Uncle Sam’s casino in continuing operations as the Company reviewed SFAS #144 and determined that it did not meet the requirements for accounting as discontinued operations.  The Company also reviewed Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and determined no accruals were necessary at June 30, 2007.  The transaction was completed and recorded in the third quarter of fiscal 2007.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, “Southwest”, the “Company”, “we”, “our” and “us”) for the three and nine months ended September 30, 2007 and 2006.

Summary of Consolidated Operating Results:

For the three months ended September 30, 2007, we had a net loss of $655,732 on revenues of $4,780,617 compared to net income of $559,983 on revenues of $5,929,444 for the same period in 2006.  This amounts to a basic loss per outstanding share during the three months ended September 30, 2007 of $0.02 and basic and fully diluted earnings per outstanding share during the three months ended September 30, 2006 of $0.03.

For the nine months ended September 30, 2007, we had a net loss of $719,279 on revenues of $15,379,015 compared to net income of $1,235,204 on revenues of $16,748,357 for the same period in 2006.  This amounts to a basic loss per outstanding share of $0.03 during the nine months ended September 30, 2007 compared to basic and fully diluted earnings per outstanding share of $0.06 during the same period in 2006.

The net loss of $655,732 in the three months ended September 30, 2007, compared to net income of $559,983 for the same period in 2006, primarily results from a reduction in revenues of approximately $1 million from our management contract with the Cheyenne and Arapaho Tribes of Oklahoma, which terminated on August 17, 2007, and increased operating expenses of approximately $343,000.  We also incurred other expenses of $204,000 during the three months ended September 30, 2007 compared to $318,000 in 2006. The significant components of the $114,000 decrease related to a decrease in interest expense of $120,000 and a gain on the disposition of the Uncle Sam’s casino of $452,000, which were offset by the write off of financing costs of $477,000.  During the three months ended September 30, 2006 we recognized income tax expense of $215,000 compared to $0 in 2007.

The net loss of $719,279 in the first nine months of 2007, compared to net income of $1,235,204 for the same period in 2006, primarily results from reduced revenues of approximately $1 million from our management contract with the Cheyenne and Arapaho Tribes of Oklahoma, which terminated on August 17, 2007, and increased operating expenses of approximately $1.2 million related primarily to an increase in corporate and project development expenses during 2007 compared to the same period in 2006.  We also incurred other expenses of $780,000 during the nine months ended September 30, 2007 compared to $901,000 in 2006. The significant components of the decrease of $121,000 related to a decrease in interest expense of $252,000 and a gain on the disposition of the Uncle Sam’s casino of $452,000, which were offset by the write off of acquisition and financing costs of $603,000. During the nine months ended September 30, 2006 we recognized income tax expense of $615,000 compared to $0 in 2007.

Overview:

Our principal business is the management, operation and development of gaming facilities in emerging and established gaming jurisdictions.  Currently, we operate two casinos in Cripple Creek, Colorado — Gold Rush Hotel and Casino and Gold Digger’s Casino.  Until July 28, 2007, we also operated Uncle Sam’s Casino in Cripple Creek.  Until August 17, 2007 we managed two Native American gaming operations in Oklahoma for the Cheyenne and Arapaho Tribes of Oklahoma, Lucky Star - Concho and Lucky Star – Clinton.  We also own a 50% membership interest in North Metro Harness Initiative, LLC, (“North Metro”).  North Metro is building a harness racetrack and 50-table card room in Columbus, Minnesota on the north side of the Minneapolis — St. Paul Metropolitan area.  North Metro secured financing for the project and began construction in April 2007 and plans to begin harness racing in Spring 2008 and open the card room after completing 50 days of live racing (as required by Minnesota statue).  In September 2007, we entered into a consulting agreement to work with Palace Resorts in developing and opening a casino at the Moon Palace Casino, Golf and Spa Resort now under construction in Punta Cana on the easternmost tip of the Dominican Republic. Under the consulting agreement, we will assist Palace Resorts in all phases of design, game selection, training and equipping the casino that will be part of the 1,700-room resort that is scheduled to open in 2008. Southwest will receive $50,000 a month for 10 months beginning in October 2007.  Palace Resorts is a leader in providing world-class resort vacations at all-inclusive properties throughout Cancun, the Riviera Maya, Nuevo Vallarta, Cozumel and soon, Punta Cana, Dominican Republic.

From May 19, 2007 to August 19, 2007, Southwest managed the Lucky Star – Concho and Lucky Star – Clinton casinos under Amendment No. 11 to the Third Amended and Restated Gaming Management agreement between Southwest and the Cheyenne and Arapaho Tribes of Oklahoma, which extended that agreement for up to two years.  On August 17, 2007, the Supreme Court of the Cheyenne and Arapaho Tribes declared Amendment No. 11 invalid.  Also on August 17, 2007, the National Indian Gaming Commission reversed its prior approval of Amendment No. 11.  On August 24, 2007, the NIGC rejected Southwest’s challenge to its decision and Southwest has not received management fees from the Cheyenne and Arapaho Tribes since August 17, 2007.  As a result of the termination of our management contract with the Cheyenne and Arapaho Tribes of Oklahoma we believe it is a necessity to seek additional debt and/or equity financing to fund our future operations including project development costs.  We have undertaken such an effort and believe we will be able to raise the financing on terms acceptable to us and in an appropriate timeframe; however we can provide no assurance that we will be able to do so.

We continually evaluate other management, consulting, development and acquisition opportunities related to gaming that have the potential to generate new revenue streams for us.

Operating segments:

Our executive officers review operating results, assess performance and make decisions related to the allocation of resources on a property by property basis; however, certain properties are combined into one operating segment for financial reporting purposes as they meet the criteria for aggregation under Statement of Financial Accounting Standards No. 131 paragraph 17.  We have grouped the following properties into the following two operating segments that are described in further detail below:

Casino Management:	Casino Operations:
Lucky Star — Concho	Gold Rush/ Gold Digger’s Casinos
Lucky Star — Clinton	Uncle Sam’s Casino

Casino Management:

We managed two casinos for the Cheyenne and Arapaho Tribes of Oklahoma under the Third Amended and Restated Gaming Management Agreement dated June 16, 1995 between us and the Cheyenne and Arapaho Tribes of Oklahoma (the “Tribes”) until August 17, 2007.

On May 18, 2007, the National Indian Gaming Commission approved Amendment No. 11 to the Third Amended and Restated Gaming Management Agreement.  Southwest continued to manage the Tribes’ Lucky Star — Concho and Lucky Star — Clinton casinos under the terms of Amendment No. 11 until August 17, 2007.

The May 18th NIGC approval was based on a May 18, 2007 decision of the Cheyenne and Arapaho Trial Court finding Amendment No. 11 valid under the Tribes’ constitution.  On May 21, 2007, the Governor of the Cheyenne and Arapaho Tribes filed an appeal to the Cheyenne and Arapaho Supreme Court seeking to overturn the decision of the tribal Trial Court.  On August 17, 2007, the Supreme Court reversed the Trial Court order and declared the contract extension invalid. Also on August 17, 2007, the NIGC issued a decision and order reversing its May 18th approval of the two-year contract extension based on the tribal Supreme Court decision.  Based on the decision of the NIGC, tribal representatives took control of the casinos on Sunday, August 19, 2007.  On August 21, 2007, Southwest appealed the decision of the NIGC to reverse its approval of the two-year contract extension.  On August 24, 2007, the NIGC rejected that appeal and affirmed its decision.  Southwest has not received management fees from the casinos since August 17, 2007.

Lucky Star - Concho

We earned management fees of $266,457 and $896,449 from Lucky Star - Concho during the three months ended September 30, 2007 and 2006, respectively.  We earned management fees of $2,045,984 and $2,809,052 from Lucky Star - Concho during the nine months ended September 30, 2007 and 2006, respectively.  The decrease in management fees for the three and nine months ended September 30, 2007 compared to the same period in the prior year is due to the amendment of our management contract in May 2007 that changed the management fee structure and the subsequent termination of the management contract on August 17, 2007.

Lucky Star - Clinton

We earned management fees of $168,201 and $571,743 from Lucky Star - Clinton during the three months ended September 30, 2007 and 2006, respectively.   We earned management fees of $1,520,125 and $1,752,953 from Lucky Star - Clinton during the nine months ended September 30, 2007 and 2006, respectively.   The decrease in management fees for the three and nine months ended September 30, 2007 compared to the same period in the prior year is due to the amendment of our management contract in May 2007 that changed the management fee structure and the subsequent termination of the management contract on August 17, 2007.

Otoe-Missouria Tribe of Indians

Southwest entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians under which Southwest was to manage the Tribe’s Seven Clans Paradise Casino in Red Rock, Oklahoma, on March 24, 2006.  The Otoe-Missouria Tribe submitted the Gaming Management Agreement to the National Indian Gaming Commission, which must approve it before it can be effective, on April 10, 2006.   In response to comments from the NIGC, Southwest and the Tribe submitted a revised agreement to the NIGC in August 2006.  The NIGC provided additional comments on and requested additional changes to the management agreement on September 15, 2006.  The Tribe did not respond to the NIGC or to Southwest’s efforts to complete a revised management agreement.

On July 11, 2007, the NIGC delivered a letter to Southwest and the Chairman of the Tribe requesting that we submit a revised management agreement or withdraw the request for approval of the current agreement within 30 days.  Southwest met with representatives of the Tribe’s Economic Development Authority (“OMDA”) on August 6, 2007 and discussed the status of the management agreement.  The OMDA has told us that they do not intend to go forward with the management agreement and we have withdrawn our request for NIGC review of this management agreement. We continue to seek reimbursement from the Otoe-Missouria of expenses incurred by Southwest while working with the Tribe in 2006.

Casino operations:

Gold Rush/Gold Digger’s Casino (“GR/GD”) Results

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Percentage Increase (Decrease)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Percentage Increase (Decrease)
Casino revenues	$4,035,628	$3,957,770	2.0%	$10,767,126	$10,856,649	(0.8)%
Total revenues	4,241,304	4,166,323	1.8%	11,271,345	11,412,467	(1.2)%
Profit before income taxes	504,286	516,049	(2.3)%	653,338	888,994	(26.5)%
Earnings margin (*)	11.9%	12.4%		5.8%	7.8%

* The earnings margin is calculated by dividing profit before income taxes by Total revenues.

Profit before income taxes is determined by reducing Total revenues by, among other things, interest expense on our capital lease at the Gold Rush and depreciation and amortization expenses.  The capital lease was carried on our Consolidated Balance Sheet in the amount of approximately $7.5 million as of September 30, 2007.  Interest expense was $183,000 and $561,000 for the three and nine months ended September 30, 2007 and $219,000 and $608,000 for the three and nine months ended September 30, 2006.  Depreciation and amortization expenses were $350,000 and $1.1 million for the three and nine months ended September 30, 2007 and $383,000 and $1.1 million for the three and nine months ended September 30, 2006.

For the three months ended September 30, 2007, GR/GD’s total casino revenues increased by 2.0% as compared to the same period last year.  The Cripple Creek market increased by 2.6% during this same time period compared to the same period in the prior year.   In addition we increased marketing expenses as a result of closing Uncle Sam’s and offering incentives to players in order to attract customers who played at Uncle Sam’s to play at GR/GD.  This resulted in a slight decrease in our earnings margin.

Additionally, we closed Uncle Sam’s casino on July 29, 2007.  We transferred approximately eight employees to our GR/GD properties.  Thus certain salaries and expenses previously incurred by Uncle Sam’s have been included with operations of the GR/GD properties since the closure of Uncle Sam’s casino on July 29, 2007.   Additionally, the players/customers who played at Uncle Sam’s were offered incentives to migrate their play to the Gold Rush and Gold Digger’s casino.    We have estimated that we retained approximately 40% - 70% of the revenues from those players who played previously at Uncle Sam’s and now are playing at the Gold Rush and Gold Diggers casinos.  The Gold Rush and Gold Diggers casinos had available capacity to absorb the players from Uncle Sam’s.  The Uncle Sam’s brand name is no longer used in our operations.  However, since inception we have used an integrated players club for all three Cripple Creek casinos whereby the player could redeem points earned at one casino at any of the casinos.

For the nine months ended September 30, 2007, GR/GD’s total casino revenues declined 0.8% as compared to the same period last year.  The decrease in revenues can be directly attributed to bad weather in the months of January and April.  During these two months we suffered a decline in casino revenues of 24.5% for January and a decline of 13.8% for April.   By contrast the Cripple Creek market was down 12.2% for January and essentially flat in April.  Some of our competitors have parking garages that gives them an advantage in bad weather months.  During this same time period, our earnings margin declined from 7.8% to 5.8% from prior year, primarily due to lower revenues and higher marketing expenses.  The company spent additional marketing dollars in May and June to recapture customers potentially lost during the bad weather months as well as increased marketing in August as a result of closing Uncle Sam’s.

Uncle Sam’s Casino:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Total revenues	60,514	279,601	464,697	752,043
Profit (loss) before income taxes	370,728	(116,001)	101,032	(413,012)

Operating results at Uncle Sam’s continued to deteriorate in 2007 because the property was small, detached from the GR/GD and we did not make significant improvements to the property.   On June 25, 2007, we entered into an agreement with the landlord to purchase the leased real property on which we operated Uncle Sam’s Casino in Cripple Creek, Colorado.  The purchase agreement provided that we would not be obligated to purchase the real property unless we assigned our rights under the purchase agreement to a third party.  On June 26, 2007, we entered into an agreement to assign our rights under the purchase agreement and the operating lease.  On July 29, 2007, we closed Uncle Sam’s Casino and, on July 31, 2007, we assigned our rights under the purchase agreement and lease and received an assignment fee of approximately $487,000.  We recognized a gain of $452,426 on this transaction that is recorded in the Consolidated Statement of Operations during the three months ended September 30, 2007 as a separate line item within Other Income (Expense) and included in the schedule above in Profit (loss) before income taxes.  We transferred the majority of the equipment and slot machines to the Gold Rush and Gold Diggers casinos in the amount of their net book value of approximately $58,000.  Additionally, approximately eight employees were transferred to the Gold Rush and Gold Diggers casinos and the customers were offered incentives to migrate their play at Uncle Sam’s to the Gold Rush and Gold Diggers casinos.

We also include within the operating segment “Casino Operations” our outdoor amphitheatre at the Gold Rush.  Revenues from the amphitheatre are less than 1% of total revenues.

Project Development costs for the three months ended September 30, 2007 and 2006 were $99,112 and $47,642, respectively.  Project development costs for the nine months ended September 30, 2007 and 2006 were $351,683 and $225,125, respectively.  The increase for the three and nine months ended September 30, 2007 is primarily a result of increased costs associated with the management contract with the Cheyenne and Arapaho Tribes, see above discussion under “Casino Management,” and costs associated with obtaining our consulting agreement with Palace Resorts in September 2007.

Corporate expenses were $803,589 and $741,101 during the three months ended September 30, 2007 and 2006, respectively, an increase of approximately $62,000.  Corporate expenses were $2,928,408 and $2,053,397 during the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately $875,000.

The increase in corporate expenses of approximately $62,000 during the three months ended September 30, 2007 over the comparable period in 2006 is primarily due to increased public relations expense of approximately $60,000 and increased salary and benefit expense of approximately $24,000, which were offset by a reduction of legal and accounting fees of approximately $30,000 due primarily to timing of services performed.

The increase in corporate expenses of approximately $875,000 during the nine months ended September 30, 2007 over the comparable period in 2006 is primarily due to increased salary and benefit expense of approximately $529,000 which included discretionary performance bonuses approved by the board of directors in March 2007 of approximately $385,000 (with no corresponding amount in the same period in 2006) and fees for investor relations and financial consulting services of approximately $173,000.  The bonus approved and recorded in March 2007 consists of $210,000 that was paid in March 2007, and $175,000 to be paid on or after July 1, 2007 at such time as management determines that we have sufficient financial resources for the payment.  The $175,000 is accrued as a liability at September 30, 2007.

Impairment loss was approximately $400,000 for the three and nine months ended September 30, 2007.  The impairment loss relates to the write-off of costs related to the termination of the management contract with the Cheyenne and Arapaho Tribes of Oklahoma.

Interest Expense was $187,410 and $307,699 for the three months ended September 30, 2007 and 2006, respectively, a decrease of approximately $120,000.  Interest expense was $640,233 and $892,222 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of approximately $251,000.  The decrease is primarily due to lower interest from our $2.5 million term loan as the loan was fully paid in April 2007.

Write off of acquisition and financing costs of $476,723 and $603,373 during the three and nine months ended September 30, 2007 relate to the write-off of costs associated with the proposed acquisition of the Double Eagle and the write-off of financing costs.  See further discussion below under “Liquidity and Capital Resources”.

Loss of unconsolidated subsidiary, net of tax benefit represents our share of the losses of North Metro, which were $96,096 and $43,667 during the three months ended September 30, 2007 and 2006, respectively, and $312,704 and $144,132 during the nine months ended September 30, 2007 and 2006, respectively.    The increase in losses in 2007 compared to 2006 is primarily due to increased real estate taxes in 2007 due to higher assessed land values following the purchase of land by North Metro in late 2005.

Effective tax rate.   For the three and nine months ended September 30, 2007, we did not record a tax benefit for the net loss as a result of our evaluation of deferred tax assets and our ability to utilize the deferred tax assets in the future.  In the three and nine months ended September 30, 2006 we recorded a tax provision of approximately $215,000 and $615,000.  As of December 31, 2005, we evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses in previous years would be utilized in 2006 based upon forecasted income for 2006.  We evaluated the valuation allowance against the deferred tax assets at September 30, 2007 and concluded to continue to record a 100% valuation allowance because of the termination of our management agreement with the Cheyenne and Arapaho Tribes, effective August 17, 2007.  As of September 30, 2007, our deferred tax asset is zero.

Liquidity and Capital Resources:

We generated cash flow from our Oklahoma management activities, which terminated in August 2007, and continue to generate cash flow from our casino operations in Colorado.  We use the cash flows generated to pay off debt in accordance with our agreements, fund reinvestment in existing properties for both refurbishment and replacement of assets, and to pursue additional growth opportunities.  To fund our cash requirements we supplement the cash flows generated by our operations with funds provided by financing activities.

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

The securities that were issued in this private placement were not registered under the Securities Act of 1933, as amended.  However, under the terms of the Registration Rights Agreements dated January 24, 2007 and February 26, 2007 between us and the investors, we agreed to register the resale of the shares sold in the private placement, including shares issuable upon exercise of the warrants.  The registration statement became effective on May 11, 2007.  Under the Securities Purchase Agreement, we and the investor parties have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.  If certain of our obligations are not met, we have agreed to make pro-rata cash payments as liquidated damages to each investor.

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

On April 20, 2007, North Metro entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) as agent and lender.  Under the terms of the Credit Agreement, North Metro will borrow $41.7 million to construct, equip and open its harness racetrack and card club facility in Columbus, Minnesota on the north side of the Minneapolis — St. Paul metropolitan area. As part of the loan agreement the members of North Metro agreed to complete aggregate membership contributions of $20.8 million before closing the loan. The total cost of the project is expected to approximate $62 million.  As of September 30, 2007, Southwest contributed $8.9 million of the total amount of $21.2 million contributed by the members.  Certain amounts related to non-construction costs continue to be funded by the members.  These amounts are not considered to be material.

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

As a result of the termination of our management contract with the Cheyenne and Arapaho Tribes of Oklahoma (see above discussion under the operating segment “Casino Management”) we believe it is necessary to seek additional debt and/or equity financing to fund our future operations including project development costs.  We have undertaken such an effort and believe we will be able to raise the financing on terms acceptable to us and in an appropriate timeframe, but can provide no assurance that we will be able do so.

We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria.  If we complete a material acquisition or investment, our operating results and financial condition could change significantly in future periods.  In addition, any new opportunity we undertake would in all likelihood require additional equity or debt financing.

On December 18, 2006, we entered into an Asset Purchase Agreement and a long-term lease with Pinnacle Casinos and Resorts, LLC (“Pinnacle”). Under the Asset Purchase Agreement, we agreed to acquire the operating assets and lease the real property of the Double Eagle Hotel and Casino and Gold Creek Casino in Cripple Creek, Colorado (collectively, the “Double Eagle”).  On April 13, 2007, we notified Pinnacle that we had elected to terminate the Asset Purchase Agreement.

We terminated the Asset Purchase Agreement in response to notice we received on April 10, 2007 from Pinnacle that the separate Stock Purchase Agreement under which Pinnacle was to acquire all of the outstanding capital stock of Colorado Casino Resorts, Inc. (“CCRI”), the owner of the Double Eagle, had terminated in accordance with its terms when Pinnacle did not make a required payment. Because Pinnacle was unable to complete its proposed acquisition of the CCRI stock in accordance with the Stock Purchase Agreement, as amended, Pinnacle was also unable to perform its obligations under the Asset Purchase Agreement with us.  In connection with this acquisition we incurred $126,650 of transaction costs specific to this acquisition.  We wrote-off this amount in the second quarter of 2007.  We had substantial doubt that we would be able to reach terms on the Double Eagle with the sellers in late June 2007 and this was confirmed when the negotiations ceased with the sellers of the Double Eagle in early July 2007.  Thus the $126,650 transaction costs were written-off in the second quarter of 2007. This is included as a separate line item under Other Income (Expense) in the Consolidated Statement of Operations for the nine months ended September 30, 2007.

We also incurred financing costs with a lender in the amount of approximately $477,000.  These financing costs were initially associated with the financing of the original arrangements to acquire the Double Eagle. Even though the proposed Double Eagle acquisition ceased effective June 30, 2007, the financing arrangement and negotiations continued.  In July 2007 we received a revised term sheet from the lender that provided for a non-specific property acquisition line of credit and also included a working capital amount available immediately, as defined in the agreement.  As part of the terms of this new term sheet we wired an additional expense deposit to the lender on August 6, 2007.  We scheduled to close on this financing by the end of August 2007.

As a result of the termination of the management agreement with the Cheyenne and Arapaho Tribes of Oklahoma, effective August 17, 2007, the financing contemplated with this lender did not occur and the arrangement was terminated.  Thus we wrote-off amounts related to the financing of $476,723 which are included as a separate line item within Other Income (Expense) in the Consolidated Statement of Operations for the three months ended September 30, 2007.

Net cash provided by operating activities during the nine months ended September 30, 2007 was $1,617,329 compared to $3,478,163 during the same period in the prior year, a decrease of approximately $1,861,000.  The decrease between periods is primarily due to a decrease in revenues of approximately $1.4 million and an increase in operating expenses of approximately $1.2 million, offset by timing of working capital items.

Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $2,783,712 and $843,036, respectively, an increase of approximately $1,941,000.  The increase in use of cash between the periods was due primarily to an increase in our investment in North Metro of approximately $2,027,000 in connection with the closing of the construction financing secured by North Metro in April 2007.  We also had additional costs of approximately $439,000 associated with obtaining our two-year extension of the Cheyenne and Arapaho management contract, which was subsequently terminated on August 17, 2007.  These costs were offset by proceeds from the sale of Uncle Sam’s casino of approximately $490,000.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $1,181,637 compared to net cash used in financing activities for the nine months ended September 30, 2006 of $2,074,891.  During the nine months ended September 30, 2007 we had the following financing activities:

•                                    We completed an equity financing resulting in proceeds of approximately $4.0 million, see further discussion above.

•                                    We made payments of approximately $1.5 million on long-term borrowings compared to approximately $2.0 million during the nine months ended September 30, 2006.

•                                    We paid costs of approximately $322,000 related to the redemption of 357,000 shares of common stock in accordance with Article XI of our Articles of Incorporation effective January 22, 2007.  The shares were redeemed at a price of $0.90 per share based upon the closing stock price of our common stock as reported on January 22, 2007.  We recorded the redemption as a reduction to stockholder’s equity for the buy back of shares.  The shares of common stock are included in Treasury Stock in the Consolidated Statements of Changes in Stockholders’ Equity as of September 30, 2007.

•                                    We made payments of approximately $559,000 related to financing and acquisition costs, see discussion above.

•                                    We made payments on our line of credit of $446,292 during the nine months ended September 30, 2007 compared to $0 in the first nine months of 2006.

•                                    We made payments of $110,000 during the nine months ended September 30, 2006 to three officers related to unpaid compensation from prior periods.  No such amount was paid during the same period in 2007.

Line of Credit.   On October 20, 2005, we established a $450,000 line of credit with Crown Bank of Minneapolis, Minnesota.  The line of credit is due April 30, 2008 with a variable interest rate at one percent above prime but not less than 7.5% (8.75% at September 30, 2007).  As of September 30, 2007, the outstanding balance was $0.  Our three principal officers have guaranteed up to $450,000 of this line of credit.

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

Equipment Loan.  On December 23, 2005, the Company negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our three casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 7.75% as of September 30, 2007.   The outstanding balance as of September 30, 2007 was approximately $268,000.

Seasonality:

We believe that the operations of all casinos managed or owned by us will be affected by seasonal factors, including holidays, weather and travel conditions.

Effects of Current Economic and Political Conditions:

Competitive Pressures:

Many casino operators are either entering or expanding in our markets thereby increasing competition. As companies have completed new or expanded projects, supply has sometimes grown at a faster pace than demand, and competition has increased significantly. Furthermore, several operators, including Southwest, have plans for additional developments or expansions in our markets.

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

New Accounting Pronouncement:

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

Forward-Looking Statements:

This Quarterly Report on Form 10-QSB contains “forward-looking statements.” You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements often contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations of those words or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied in the forward- looking statements. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

•                  the approval, continuation or extension of management contracts with Tribal partners;

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

Item 3.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The company’s principal executive officer (Chief Executive Officer) and principal financial officer (President and Chief Operating Officer) have evaluated the company’s disclosure controls and procedures as of September 30, 2007, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (as defined in Exchange Act Rules 13a—15(e) and 15d—15(e)) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2007, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Approval of Gaming Management Contracts with Cheyenne and Arapaho Tribes of Oklahoma

At a special meeting held on March 31, 2007, the Tribal Council of the Cheyenne and Arapaho Tribes of Oklahoma voted to approve nine separate agreements to extend and expand the gaming management relationship between Southwest and the Tribes and to authorize and direct the Governor of the Tribes to sign those agreements and the tribal Legislature to ratify them.  One of the nine approved agreements was a two-year extension of the existing management agreement that included changes to Southwest’s management fee.  On April 3, 2007, the tribal Governor filed a declaratory judgment action in the Cheyenne and Arapaho Trial court asking the court to declare those resolutions invalid.  Southwest intervened in this case on April 13, 2007.  After a hearing on May 18, 2007, the Cheyenne and Arapaho Trial Court issued an order validating the two-year extension of the existing Gaming Management Agreement between Southwest and the Tribes.  After receipt of the May 18, 2007 Order of Trial Court validating, the Chairman of the NIGC issued a letter approving that two-year contract extension.

On May 21, 2007, the Governor of the Cheyenne and Arapaho Tribes filed an appeal to the Cheyenne and Arapaho Supreme Court seeking to overturn the decision of the tribal Trial Court validating the two-year contract extension.  On August 17, 2007, The Supreme Court reversed the Trial Court order and declared the contract extension invalid. Also on August 17, 2007, the NIGC issued a decision and order reversing its previous approval of the two-year contract extension.  Based on the decision of the NIGC, tribal representatives took control of the casinos on Sunday, August 19, 2007.  On August 21, 2007, Southwest appealed the decision of the NIGC to reverse its approval of the two-year contract extension.  On August 24, 2007, the NIGC rejected that challenge and affirmed its decision. Southwest has not managed the casinos since August 17, 2007.

Alleged Breach of Gaming Management Agreement

On July 24, 2007, the tribal Governor delivered notice to Southwest that on July 13, 2007 he had initiated an arbitration proceeding against Southwest for alleged breach of the Third Amended and Restated Gaming Management Agreement between Southwest and the Cheyenne and Arapaho Tribes.  An initial administrative conference in this matter was held on October 9, 2007 and Southwest is preparing its response to the arbitration demand.  In addition, on November 2, 2007, Southwest filed a counterclaim in this proceeding alleging a breach of the Gaming Management Agreement by the tribal Governor.

In the arbitration demand, the Governor alleged that Southwest breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with Southwest’s ongoing efforts to extend its gaming management relationship with the Tribes and seeks termination of the agreement (which terminated on other grounds on August 17, 2007) and $10 million in damages.  Southwest does not believe it has improperly interfered with or attempted to influence internal governmental decisions of the Tribes and Southwest intends to vigorously defend itself in this arbitration proceeding. Under its Gaming Management Agreement with the Tribes, Southwest was permitted to oppose, publicly or privately, any action by the Tribes that Southwest believes is not in the best interest of the Tribal gaming operations. Southwest believes that all of the actions it has taken on behalf of the gaming operations it manages or as part of its efforts to extend its gaming management relationship with the Tribes are consistent with that provision.

In its counterclaim, Southwest alleges that the Governor of the Tribes breached the Management Agreement by refusing to negotiate in good faith for an extension and expansion of the gaming management relationship between Southwest and the Tribes.  Southwest asserts that these negotiations were required under the Management Agreement if Southwest assisted the Tribes in entering into a compact for expanded gaming with the State of Oklahoma.  Under Southwest’s leadership, the Tribes entered into that gaming compact in April 2005.

Theft and Distribution of Surveillance Video from Lucky Star Clinton casino

On August 24, 2007, Southwest Casino and Hotel Corp., as exclusive manager of the Lucky Star casinos of the Cheyenne and Arapaho Tribes of Oklahoma filed a lawsuit against Doris Thunderbull, Darrell Flyingman, in his individual capacity, and John Does No. 1 and 2 alleging theft (conversion) of confidential surveillance video from the Lucky Star – Clinton casino and subsequent copyright infringement and defamation in connection with the posting of the stolen video on the website YouTube.com and widespread distribution of DVDs containing the video by mail.  Southwest initially sought an emergency temporary restraining order barring further distribution of the video. That request was denied on August 27, 2007 and Southwest withdrew its request for restraining order on September 24, 2007.  Southwest continues to pursue claims for conversion, copyright infringement, tortious interference with contract, defamation, and conspiracy against the defendants.

Recall of Tribal Governor

Concurrent with the litigation described above regarding the validity of the agreements to extend and expand the management relationship between Southwest and the Cheyenne and Arapaho Tribes, separate legal proceedings related to efforts to recall the Governor of the Cheyenne and Arapaho Tribes were ongoing.  While Southwest was not a party to this, the proceedings could have impacted our management agreements with the Tribes.

On June 14, 2007, the Cheyenne and Arapaho Tribes held a recall election in which they voted to remove Governor Flyingman from office.  On June 19, 2007, the tribal Election Commission certified the results of the recall election.  On July 9, 2007, the Supreme Court of the Cheyenne and Arapaho Tribes ruled that due to procedural errors by the tribal Election Commission with regard to timing of the election and election notices, the election was invalid and Darrell Flyingman remained the Governor of the Cheyenne and Arapaho Tribes of Oklahoma.

On July 13, 2007, the tribal Election Commission again scheduled a second recall election for September 1, 2007 based on the previously submitted petition.  On September 1, 2007, the members of the Cheyenne and Arapaho Tribes again voted to remove Governor Flyingman from office.  On September 24, 2007, the Supreme Court of the Cheyenne and Arapaho Tribes overruled the votes of the members of the Tribes and invalidated the recall election on procedural grounds for a second time.

Other Litigation Matters

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

November 13, 2007		SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer
(principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Operating Officer
(principal financial and accounting officer)