Form 10KSB
period 2007-12-31
SOUTHWEST CASINO CORP
filed 2008-03-31
CIK 1170848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $19,536,740.

As of March 20, 2008, 27,460,953 shares of common stock of the Issuer were outstanding, and the aggregate market value of the common stock of the issuer as of that date (based upon the $0.48 per share closing price of the common stock at that date as reported on the Over-The-Counter Bulletin Board), excluding 5,490,629 outstanding shares beneficially owned by directors and executive officers, was $10,545,755.

Transitional Small Business Disclosure Format (check one): YES  ☐ NO  ☒

i

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

(b)                                  Business of Company.

Principal Products or Services and Markets and Status of Publicly-Announced New Products or Services

Southwest develops, owns, operates, manages and provides consulting services to casinos, gaming facilities and related amenities in various markets across the United States. Based in Minneapolis, Minnesota, we currently own two casinos in Colorado and a 50% membership interest in North Metro Harness Initiative, LLC, which is developing Running Aces Harness Park, a harness racetrack and card room in Minnesota.  North Metro is scheduled to begin harness racing April 11, 2008 and open its 50-table card room in July 2008, after completion of

50 days of racing.  We have approximately 150 full and part-time employees.  We expect Running Aces Harness Park to employ more than 400 additional people when fully operational.

Our growth plans include diversifying and expanding existing operations and pursuing new gaming opportunities.

Casino Operations

Gold Rush I, LLC, a wholly-owned subsidiary of Southwest Casino and Hotel Corp. owns and operates the Gold Rush Hotel & Casino and the Gold Digger’s casino in Cripple Creek Colorado. Cripple Creek is a small, historic mining town near Colorado Springs that is permitted to engage in limited stakes ($5.00 per bet limit) gaming. Fifteen casinos operate currently in Cripple Creek. The combined Gold Rush and Gold Digger’s facilities offer approximately 406 slot machines and a 4-table card game area.  We also own and operate the Palladium, an outdoor amphitheater adjacent to the Gold Rush and Gold Digger’s facilities that offers live entertainment and other special events.

We also owned and operated the Uncle Sam’s casino in Cripple Creek, Colorado until June 29, 2007.  Uncle Sam’s offered approximately 65 slot machines and catered mostly to a local market.  On June 25, 2007, we entered into an agreement with the landlord to purchase the leased real property on which we operated Uncle Sam’s.  The purchase agreement provided that Southwest would not be obligated to purchase the real property unless we assigned our rights under the purchase agreement to a third party.  On June 26, 2007, Southwest entered into an agreement to assign its rights under the purchase agreement and the operating lease.  We closed Uncle Sam’s casino on July 29, 2007 and, on July 31, 2007, assigned our rights under the purchase agreement and lease and received an assignment fee of approximately $487,000.  We transferred the majority of the equipment and slot machines from Uncle Sam’s to the Gold Rush and Gold Diggers casinos.  We also transferred all Uncle Sam’s employees to the Gold Rush and Gold Diggers casinos and the Uncle Sam’s customers were offered incentives to migrate their play at Uncle Sam’s to the Gold Rush and Gold Diggers casinos.

Through North Metro Harness Initiative, LLC, Southwest and its 50 percent partner MTR-Harness, Inc., an affiliate of MTR Gaming Group, Inc., were granted Class A and Class B licenses from the Minnesota Racing Commission on January 19, 2005 to develop and operate a harness racing track and card room facility on approximately 180 acres of land in Columbus Township, Anoka County, Minnesota.  Lawsuits against the Minnesota Racing Commission challenging the validity of those licenses concluded in favor of the Racing Commission and North Metro during July 2006.  This project, named Running Aces Harness Park, is nearing completion and scheduled to open with its first day of live harness racing on April 11, 2008.

Once constructed and operating, this racing facility will offer pari-mutuel wagering on a 5/8-mile track with combined seating for over 2,000 track, restaurant and card room patrons.  In addition, the facility will accommodate simulcast wagering on live harness racing events broadcast into the facility.  On January 17, 2008, the Minnesota Racing Commission approved the plan of operation under which North Metro will operate a 50-table card room in this facility.  Minnesota law requires us to complete 50 days of live harness racing before we can open the card room and the approval of the plan of operation is contingent on satisfying that requirement. Under current law, we are only permitted to simulcast harness races at this facility.  We are seeking legislative authorization to simulcast races by all horse breeds, but cannot provide any assurance that this effort will succeed.

Consulting Services

In September 2007, we entered into a consulting agreement to work with Palace Resorts in developing and opening a casino at the Moon Palace Casino, Golf and Spa Resort now under construction in Punta Cana on the easternmost tip of the Dominican Republic. Under the consulting agreement, we assist Palace Resorts in all phases of design, game selection, training and equipping the casino that will be part of the 1,700-room resort that is scheduled to open in 2008. Southwest receives consulting fees of $50,000 per month for 10 months beginning in October 2007.  Palace Resorts provides world-class resort vacations at all-inclusive properties throughout Cancun, the Riviera Maya, Nuevo Vallarta, and Cozumel with the Punta Cana, Dominican Republic resort now under construction.

Casino Management

Until August 17, 2007, Southwest Casino and Hotel Corp. managed the Lucky Star — Concho and Lucky Star —Clinton casinos in Concho and Clinton, Oklahoma, under the terms of a management agreement with the Cheyenne and Arapaho Tribes of Oklahoma.  From May 19, 2007 to August 17, 2007, Southwest managed the Lucky Star — Concho and Lucky Star — Clinton casinos under Amendment No. 11 to the Third Amended and Restated Gaming Management agreement between Southwest and the Cheyenne and Arapaho Tribes of Oklahoma, which extended that agreement for up to two years.  On August 17, 2007, the Supreme Court of the Cheyenne and Arapaho Tribes declared Amendment No. 11 invalid.  Also on August 17, 2007, the National Indian Gaming Commission (“NIGC”) reversed its prior approval of Amendment No. 11.  On August 24, 2007, the NIGC rejected our challenge to its decision to reverse that approval.  We have not received management fees from the Cheyenne and Arapaho Tribes since August 17, 2007.

On March 24, 2006, we entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians under which we were to manage the Tribe’s Seven Clans Paradise Casino in Red Rock, Oklahoma.  The Otoe-Missouria Tribe submitted the Gaming Management Agreement to the National Indian Gaming Commission for approval.  After receiving additional comments on and requested additional changes to the management agreement on September 15, 2006, the Tribe did not respond to the NIGC or to our efforts to complete a revised management agreement.  On July 11, 2007, the NIGC delivered a letter to us and the Chairman of the Tribe requesting that we submit a revised management agreement or withdraw the request for approval of the current agreement within 30 days.  We met with representatives of the Tribe’s Economic Development Authority (“OMDA”) on August 6, 2007 and discussed the status of the management agreement.  The OMDA has told us that they do not intend to go forward with the management agreement and we have withdrawn our request for NIGC review of this management agreement. We continue to seek reimbursement from the Otoe-Missouria of expenses we incurred while working with the Tribe in 2006.

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

The Cripple Creek, Colorado market in which we operate the Gold Rush Hotel & Casino and the adjoining Gold Digger’s casino consists of fifteen gaming facilities with approximately 4,266 machines (as of December 2007), of which we operate 406.  In June 2007 we closed the Uncle Sam’s casino that we had operated since 1999 due to poor performance.  The Cripple Creek market generated total gaming revenues of approximately $155 million during calendar year 2007.  This is a very competitive market that has shown relatively slow revenue growth in recent years, even as the number of gaming devices continues to grow.  A new casino, expected to offer 700 gaming devices, is under construction, and expected to open in late spring or early summer 2008.  In addition, Colorado banned smoking in casinos beginning January 1, 2008, which may negatively impact revenue.  Our ability to maintain and grow our Colorado operations is largely dependent on our ability to increase our market share in a highly competitive environment.  We believe that the Gold Rush and Gold Digger’s Casinos attract customers primarily from Colorado Springs, Pueblo and surrounding areas.

We own a 50 percent membership interest in North Metro Harness Initiative, LLC, which was granted licenses from the Minnesota Racing Commission to build and operate a harness racing track and card room north of the Twin Cities of Minneapolis and St. Paul, Minnesota on January 19, 2005.  This facility, when completed, will compete with an existing thoroughbred racetrack and card room on the south side of the Twin Cities metropolitan area as well as several Indian gaming facilities located outside of the Twin Cities areas.

For more information regarding the competitive environment in which we operate, please see the “Risk Factors” below under Item 1. Description of Business of this report.

Dependence on One or a Few Major Customers.

Our current gaming activities are concentrated in our Colorado operations.  We currently provide consulting services to Palace Resorts under a consulting agreement that terminates in August 2008.  The loss of any of these opportunities or constriction in the scope or types of gaming permitted in these facilities would have a material adverse effect on our business.

During 2007, the management fees we received under a gaming management agreement with the Cheyenne and Arapaho Tribes of Oklahoma for the Lucky Star casinos in Concho, Oklahoma and Clinton, Oklahoma was our primary source of operating revenue. This management agreement terminated on August 17, 2007.  The loss of the management fees we received for managing these facilities has had a material adverse effect on our financial condition.

Patents, Trademarks, Licenses, Franchises and Concessions, Royalty Agreements and Labor Contracts.

In addition to the gaming licenses described below, we own a federally registered trademark in the name “Lucky Star” for our gaming-related businesses.  We do not own any other registered trademarks or patents or other significant intellectual property.

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

In Colorado, we hold licenses issued by Colorado Division of Gaming for our Gold Rush Hotel & Casino and Gold Digger’s casino in Cripple Creek.  On January 19, 2005, the Minnesota Racing Commission voted to grant North Metro Harness Initiative, LLC, in which we own a 50 percent membership interest, licenses to develop and operate a harness racetrack and card room.

In connection with these licenses, the Colorado Division of Gaming and the Minnesota Racing Commission must approve any addition of a director, officer or five percent or greater shareholder.  In addition, any affiliate of ours, such as the joint ventures we have worked with in pursuit of some of our new gaming opportunities, is subject to review by and the rules and regulations of any jurisdiction in which we hold a gaming license, and we are subject to review by and the rules of jurisdictions in which they hold licenses.

Effect of Existing or Probable Governmental Regulations on Business.

The gaming industry and our operations within that industry are regulated extensively.   Historically, we have provided services to Native American tribes that are regulated under the federal Indian Gaming Regulatory Act, the rules and regulations of the National Indian Gaming Commission, the rules and regulations of the tribal gaming authority and, in some instances the state in which the tribal lands are located.  The Gold Rush Hotel and Casino and Gold Digger’s casino in Cripple Creek, Colorado are subject to the Colorado Limited Gaming Act and related rules and regulations that are enforced by the Colorado Division of Gaming.  The Minnesota Racing Commission regulates the activities of North Metro Harness Initiative, LLC, in which Southwest Casino and Hotel Corp. owns a 50 percent membership interest, under its class A and class B licenses to develop and operate a harness racetrack and card room on the north side of the Minneapolis-St. Paul metropolitan area.

The process of complying with all applicable state and federal governmental and tribal regulations is lengthy and has required and will continue to require the expenditure of substantial time and resources.  There can be no assurance that we will be able to comply on a continuous or timely basis with all applicable regulations, and delays in compliance, or failure to comply, could have a material adverse effect on our business, financial condition, results of operations and our ability to maintain our licenses.  Changes in existing regulations or the adoption of new regulations at the federal level or in the states in which we currently operate or are pursuing new opportunities could delay or prevent our compliance with such regulations.  Our failure to comply with applicable laws or regulations, whether federal, state or tribal, could result in, among other things, the termination of management agreements to which we may be a party in the future or the suspension of one or more of our operations, either of which would have a material adverse effect on our business.

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

Under the Colorado Regulations, any person or entity having any direct or indirect interest in us may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his or her interest for any other party, and fingerprints.  This information, investigation and licensing as an “associated person” will be required automatically of all persons (other than certain institutional investors) that directly or indirectly own beneficially 10 percent or more of our outstanding voting securities. Persons that own more than 10 percent of our outstanding securities must report their interest within 10 days and file appropriate applications within 45 days after acquiring that interest. Persons who directly or indirectly own beneficially 5% or more (but less than 10%) of a direct or indirect beneficial ownership or interest in our voting securities, must report their interest to the Colorado Commission within 10 days after acquiring that interest and may be required to provide additional information and to be found suitable.  All licensing and investigation fees will have to be paid by the person in question. If the person is unable to receive approval from the Division of Gaming or chooses not to provide information requested by the Division of Gaming that person will be required to dispose of their Southwest stock holdings in accordance with our Articles of Incorporation.

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

Regulation of Horse Racing and Card Playing in Minnesota

In December 2003, North Metro Harness Initiative, LLC and Southwest Casino and Hotel Corp. filed applications for Class A and Class B licenses, respectively, to develop and operate a harness racing track and card room in Anoka County, Minnesota.  The Class B license application was subsequently amended and, on January 19, 2005, the Minnesota Racing Commission voted to grant Class A and Class B licenses to North Metro.  The class A License is effective until revoked or suspended by the Racing Commission, or relinquished by the licensee.  The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).

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

North Metro submitted a card room plan of operation for approval by the Racing Commission in connection with North Metro’s Class B license.  The card room plan has been submitted to the Racing Commission; however under current law North Metro will not receive formal approval of the plan until 50 days of live racing have been completed.  Once the card room plan of operation is approved, the Racing Commission will regulate the playing of “unbanked” or “player pool” card games at North Metro’s card room, as well as harness racing.  North Metro must reimburse the Racing Commission for its actual costs, including personnel costs, of regulating the card room.  North Metro must have the Class B license and card room authorization renewed annually by the Racing Commission after a public hearing (if required by the Racing Commission).

Regulation of Indian Gaming

The Company is not currently managing the operations of Indian-owned casinos or otherwise involved in gaming on Indian land in the United States, activities which are subject to the Indian Gaming Regulatory Act (IGRA), which is administered by NIGC, and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior and the Bureau of Indian Affairs (BIA).

If we were to enter into new management agreements with Indian-owned casinos we would be required to provide the NIGC with background information on each of our directors and each shareholder who holds five percent or more of our outstanding securities, including a complete financial statement, a description of that person’s gaming experience, and a list of jurisdictions in which that person holds gaming licenses. Background investigations of key employees also may be required.  Under IGRA, the Chairman of the NIGC must approve any management contracts we enter into as well as any amendments to those management contracts and certain related agreements.

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

In addition to IGRA, tribal-owned gaming facilities on Indian land are subject to a number of other federal statutes. The operation of gaming on Indian land is also dependent upon whether the law of the state in which the casino is located permits gaming by non-Indian entities, which may change over time. Indian tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribe’s jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, we may not be able to enforce our contracts with Indian tribes unless the tribe has expressly waived its sovereign immunity as to the tribe’s contractual obligations. Courts strictly construe such waivers.

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

Costs and Effects of Compliance with Environmental Laws.

Gold Rush I, LLC leases real property in Cripple Creek, Colorado, a portion of which included a gas station and convenience store.  The gas station and related storage tanks were removed in October 1998, before Gold Rush I leased the property. We participate in a Corrective Action Plan approved by the Colorado Department of Labor and Employment, Division of Oil and Public Safety related to groundwater monitoring and remediation at the site. We have spent approximately $212,000 monitoring and remediating this site since we leased it in March 1999. We have applied for reimbursement of some or all of these expenses from the Colorado Petroleum Storage Tank Fund and have received a total of approximately $113,000 in reimbursement to date.  We have additional requests for reimbursement pending and will continue to request reimbursement of any additional expenses incurred in connection with monitoring and remediation.  We typically receive reimbursement of one-half to two-thirds of our expenses incurred from the Petroleum Tank Storage Fund, but are uncertain whether we will continue to receive some or all of that reimbursement.

Number of Employees.

We currently employ approximately 150 full and part-time employees.

Risk Factors

In addition to the influences identified elsewhere in this report, there are several important factors that could cause our actual results to differ materially from those anticipated by us or that are reflected in any of our forward-looking statements.  These factors, which may impact the success of our operations and our ability to achieve our goals, include the following:

1.                                      Risks related to Southwest’s financial condition:

We no longer receive revenue from our prior Oklahoma management agreement.  Our Gaming Management Agreement with the Cheyenne and Arapaho Tribes of Oklahoma terminated on August 17, 2007.  We have not received any revenue from management of the Lucky Star — Concho and Lucky Star — Clinton casinos since that date.  Before August 17, 2007, revenue from this management agreement was a significant source of our operating revenue.

Because of the terms of its construction financing, it is unlikely that North Metro will provide significant cash distributions other than cash distributions for partner income taxes to us for several years. We currently estimate that North Metro will begin horseracing operations in April 2008 and the card room will open in July 2008. Under the terms of the construction financing for North Metro, operating cash flow must first be used to repay that financing.  We do not believe North Metro will be a significant source of cash distributions to us for several years.

We have an accumulated deficit and uncertainty with respect to achieving future profitability.  We have incurred substantial operating losses since inception and had an accumulated deficit of $11.2 million as of December 31, 2007. These losses are primarily the result of expenses related to our ongoing pursuit of new gaming opportunities, including the development of the Running Aces Harness Park owned by North Metro Harness Initiative, LLC.  We cannot provide you any assurance that we will be able to achieve profitability on a quarterly or annual basis in future periods.  Our future operating results will depend upon a number of factors, including (a) the continuation and future profitability of our Colorado casinos; (b) our ability to establish new gaming opportunities; (c) our ability to maintain our current gaming licenses and to obtain additional gaming licenses for new or expanded gaming facilities; and (d) our ability to successfully identify, secure licensing and maintain all necessary approvals and funding related to any additional future gaming opportunities.

We have a continuing need for additional capital. We anticipate that we will need substantial additional funding to provide working capital to meet current and future obligations, including operating expenses and any obligations we may have to contribute additional capital to North Metro Harness Initiative, LLC.  We will also need additional funding for any additional gaming projects we may choose to pursue.  Failure to meet our capital commitments related to the harness racetrack and card room could lead to a dilution of our ownership interest in that project.  Moreover, our operating plans and financing needs are subject to change depending on, among other things, market conditions and opportunities; land, equipment or other asset-based financing that may be available in connection with our development of gaming facilities; cash flow from operations, if any; and the number of new gaming projects that we pursue. While additional funds may be provided through borrowings from institutional investors or project partners, equipment leasing or other forms of debt or equity financing, we do not have any unconditional commitments relating to additional financing and we cannot assure you that additional financing will be available when needed. Even if financing is available when required, we cannot assure you that it will be on terms favorable to us and our security holders in terms of cost or dilution.

2.                                      Risks related to our development of the North Metro Harness Initiative racetrack and card room:

It is unlikely that North Metro will provide significant cash distributions to us for several years due to restrictions under the construction financing agreements for the North Metro Harness Initiative racetrack and card room.  Under the terms of the construction loan for North Metro, operating cash flow from North Metro must first be used to repay the construction loan. North Metro will not be permitted to make distributions to its owners (other than annual distributions for payment of income taxes), including Southwest, unless it exceeds performance thresholds stated in the loan agreements. We do not project that North Metro will exceed these thresholds for several years.

Southwest and North Metro are dependent on MTR-Harness, Inc., the other 50 percent member of North Metro, for a portion of the funds needed to continue development of the North Metro racetrack and card room.  Under the North Metro Harness Initiative, LLC Member Control Agreement, after the Minnesota Racing Commission granted Class A and B racing licenses to North Metro in January 2005, MTR-Harness, Inc. was initially obligated to provide the majority of capital for North Metro’s operation and development and, having done so, Southwest and MTR must now each provide 50 percent of any additional funds needed for development or operation. If Southwest is unable to meet any portion of its capital contribution obligation, MTR is also the most likely alternative source of those funds. If MTR were to fail to make any of its required or agreed upon capital contributions to North Metro, North Metro may not have the financial resources required to develop its racetrack and card room.  If North Metro is unable to develop its racetrack and card room and alternative financing was not available and agreed to, Southwest will not receive any cash or profit from the operation of the facility and the value of Southwest’s investment in North Metro will be materially adversely affected.

Delays in developing North Metro’s racetrack and card room caused by legal challenges to North Metro’s racing licenses increased the cost of the project.  Legal challenges caused significant delays in developing the North Metro project.  These delays caused the costs of developing the facility to increase significantly due to, among other things, higher purchase prices for real property, fluctuating interest rates and borrowing costs, rising construction and labor costs, rising energy prices, and general inflation.  These increased costs have significantly increased the ultimate development costs for the North Metro facility which will, in turn, delay and reduce the amount of revenue and profit generated by North Metro and available for distribution to Southwest.

Actions by the Minnesota state legislature may reduce the value of our investment in North Metro.  Legislation has been introduced in the Minnesota Legislature to expand the scope of gaming to permit slot machines (commonly referred to as a “racino”) at Canterbury Park, the other Class A licensed pari-mutuel wagering racetrack in the state, without affording North Metro the same opportunity for 5 years. If any legislation should pass that excludes North Metro from any gaming expansions afforded to Canterbury Park or Native American tribes, it would have a material adverse effect on North Metro’s proposed operations.  Similarly, any expansion of gaming in Minnesota, whether Native American gaming or otherwise, that excludes North Metro could also have a material adverse effect on North Metro and its business. In addition, the legislature has considered, but had not adopted a significant tax on card room revenue that, if passed, would reduce significantly net revenue generated by North Metro.

To date, North Metro has been unsuccessful in its on-going efforts to secure legislative authorization to offer simulcast wagering on all breeds of horse racing (under current law, North Metro may only simulcast harness races).  North Metro was also unsuccessful in its efforts to eliminate the requirement that we hold 50 days of live harness racing before we begin card room operations.  We continue to seek a change in the law to allow all-breed simulcasting , which would have a significant positive impact on North Metro’s operating results.

3.                                      Regulatory risks related to our participation in the gaming industry:

Changes in the Cripple Creek, Colorado gaming market may negatively impact the performance of our Gold Rush Hotel and Casino and the Gold Digger’s casino.  A new casino, expected to offer 700 gaming devices, is under construction in Cripple Creek and expected to open in late spring or early summer 2008.  Our ability to maintain and grow our Colorado operations is largely dependent on our ability to increase our market share in a highly competitive environment.  The opening of this new casino will increase the level of competition in this market.  At this time, we cannot predict the short or long term effects of the opening of this facility on our Colorado operations.

In addition, Colorado banned smoking on casino floors effective January 1, 2008.  We expect this ban will have some negative impact on business volume in the Cripple Creek market.  We cannot predict the impact of this smoking ban on the Gold Rush and Gold Digger’s casinos at this time.

We, and the gaming industry as a whole, are heavily regulated and any change in the regulatory environment could have a material adverse effect on our business and operations.  The gaming industry is highly regulated at the federal and state levels. The process of complying with all applicable government regulations is complex and requires us to expend substantial time and resources. We cannot assure you that we will be able to comply on a continuous or timely basis with all applicable regulations, and delays in compliance, or failure to comply, could have a material adverse effect on our business, financial condition, results of operations and our ability to maintain and obtain needed licenses. Changes in existing regulations or the adoption of new regulations at the federal level or in the states in which we operate or pursue new opportunities could delay or prevent our compliance with those regulations. Our failure to comply with applicable laws or regulations, whether federal, state or local, could result in, among other things, the termination or suspension of some of our operations, both of which would have a material adverse effect on our business.

We face risks in connection with obtaining, maintaining and renewing gaming licenses required for the conduct of our business.  The development and management of gaming facilities are subject to extensive licensing requirements and we cannot assure you that we will be able to obtain or maintain all necessary licenses, approvals and other clearances from regulatory authorities having jurisdiction over our gaming facilities.  Although we, and our affiliates, have obtained the governmental licenses, permits and approvals we believe are necessary for the continued operation of our Colorado casinos and development of a harness racing track and poker room in Minnesota, we cannot assure you that we will be able to maintain or renew the necessary licenses, approvals and other clearances required for our operations.

All licenses that have been or may be obtained by us or our affiliates are subject to various conditions and in many cases will be subject to renewal.  Notwithstanding the fact that we have earned a good reputation at federal, state and local levels relative to compliance and licensing ability, there is always the possibility that a failure to comply with gaming regulations or the conditions of any license we hold could have an adverse effect upon our ability to secure, maintain or renew our gaming licenses.  We were fined $50,000 by the Colorado Division of Gaming in June 2004 for failure to properly maintain and review statistical data on slot machine performance after receiving a warning letter regarding this deficiency and failing to comply with its recommended action for correction of the deficiency. We entered into a Stipulation and Agreement with the Colorado Limited Gaming Control Commission in which we admitted that we failed to comply with the applicable gaming regulations and agreed to take corrective action immediately. As part of these proceedings, James Druck, in his capacity as Manager of the facility in question, without any admission of guilt, agreed to take the steps required to insure our compliance in this matter and, further, agreed to pay the sum of $5,000 to Colorado’s Limited Gaming Fund as reimbursement for expenses incurred by Colorado in this investigation.  It is difficult to predict with any certainty whether, and to what extent, this occurrence may have a material adverse effect on our business or adversely affect our ability and the ability of our key personnel to obtain or retain required licenses in Colorado. In addition, we must disclose this violation to other jurisdictions in which we hold or apply for gaming licenses. It is difficult to predict what impact, if any, that disclosure may have on our ability to obtain or maintain licenses in those jurisdictions.

4.                                      Risks related to the gaming industry generally:

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

We face risks associated with our pursuit of new gaming projects.  We have pursued, are pursuing, and will continue to pursue new gaming projects that involve substantial pre-development commitments of time and money with no assurance we will receive the approvals needed to develop and operate the proposed gaming facility. A number of these projects require legislation or voter approval, which not only increases the cost of such projects but also increases the risk the project will not be approved and extends the time required to obtain licenses, complete development and begin operations.  Gaming projects may be controversial in some areas and face significant opposition from competitors or individuals and groups opposed to gaming on moral grounds.  In addition to increasing the costs and difficulties in obtaining required approvals for gaming projects, these opponents may also use litigation to try to delay or block new projects.  For example, after we received all required approvals to develop a harness racetrack in Anoka County, Minnesota, a group opposed to gaming on moral grounds delayed the start of construction for almost two years by filing two separate lawsuits in attempts to block the project.

We will continue to face legislative and judicial hurdles and adverse legislative and judicial changes.  The legislative and judicial environments related to gaming are dynamic and change rapidly. Any federal, state or local action, adverse legislation, or judicial or regulatory ruling that limits gaming or constricts the scope of our gaming operations could have a material adverse effect on the gaming industry or our operations and financial condition.

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

5.                                      Additional Risks:

The success of our current operations and our future growth potential are dependent upon key personnel.  Our success depends to a significant extent upon the efforts and abilities of our executive officers, James B. Druck and Thomas E. Fox.  Each of these individuals has developed relationships and experience in the gaming industry that are integral to our success. We have entered into employment agreements with Messrs. Druck and Fox. We do not maintain key man life insurance on any of these individuals.  The loss of the services of one or more of these individuals could have a material adverse effect on our business and current and proposed operations.

The success of our current operations and our future growth potential are dependent upon our relationship with and the performance of certain third parties.  The successful operation of our various proposed gaming facilities will be dependent to a significant extent on the efforts of third parties.  For example, (a) with respect to the harness racing track and card room we are developing in Minnesota, the success of that project will depend to a great extent on the expertise of our 50/50 partner in that venture, MTR-Harness, Inc., an affiliate of MTR Gaming Group, Inc., in managing racing facilities as well as the ability of our financing sources to meet their commitments to us; (b) with respect to any other project pursued by us, we may need to form partnerships or secure third party funding in order to meet the financial requirements that will likely transcend our own financial resources; and (c) with respect to any facility located on Indian land, we will not own the facility and will depend on the performance by a tribe of its obligations under the applicable management agreement. The failure of any third party to perform its contractual obligations to us could have a material adverse effect on our business and operations.  In addition, depending upon the structure of any particular joint venture, we may be held responsible for the acts or omissions of our co-venturers.

We face risks related to the diminishing control of our existing management.  Our directors and executive officers currently beneficially own (together with their spouses, on a fully-diluted basis and including shares that may be received in connection with the exercise of outstanding options and warrants) approximately 29% of the outstanding shares of our common stock. By virtue of the forgoing, our directors and executive officers will have limited voting influence in connection with the election of our future directors and the control of our business and affairs.

We have the ability to issue shares of preferred stock that may reduce the value of our common shares and your rights as a common shareholder.  Our shareholders have authorized the issuance of up to 30 million shares of preferred stock with rights and preferences to be determined by our Board of Directors.  No shares of preferred stock are outstanding and we do not have a current intent to issue any shares of preferred stock, although we reserve the right to do so in the future.  It is not possible to determine the actual effect of the authorization and issuance of the preferred stock on the rights of Southwest shareholders until our Board determines the rights of the holders of a series of preferred stock.  However, such effects might include, among other effects:

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

Because our common stock is traded on the OTC Bulletin Board, your ability to sell shares in the secondary trading market may be limited.  Our common stock trades on the over-the-counter market on the OTC Bulletin Board.  Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media, if any, of our company.  As a result, prices for shares of our common stock may be lower and more volatile than might otherwise prevail if our common stock was quoted on the Nasdaq Stock Market or traded on a national securities exchange like The New York Stock Exchange or American Stock Exchange.

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

We do not intend to pay any cash dividends in the foreseeable future.   We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.

Item 2.           DESCRIPTION OF PROPERTY

We own, lease or manage the following real property:

Gold Rush I, LLC operates the Gold Rush Casino with 321 slot machines, four table games, a bar/restaurant and 13 hotel rooms, and the Gold Digger’s Casino with 86 slot machines and a bar.  These properties are physically connected, but operate under separate Colorado gaming licenses.  We lease the casino buildings, another building that houses our marketing and accounting offices, the Gold Rush Palladium site, two additional storefronts and related parking lots under a 20-year lease from Mark and Annesse Brockley, Cripple Creek Development Corporation and Blue Building Corporation that expires in June 2019.  Gold Rush I pays base rent in the amount of $40,000 per month for this property, plus an additional payment based on the combined net income of the Gold Rush and Gold Digger’s casinos. Through 2007, we have not been required to make any additional payments based on combined net income. In addition, Gold Rush I assumed obligations to make numerous payments to third parties for outstanding accounts payable and debt obligations related to acquisition and operation of the Gold Rush and Gold Digger’s before we entered into this lease.  These additional payments are capped at $125,000 per month. If the payments exceed that amount, the excess amount is deducted from the base rent due.  In 2007, these assumed obligations averaged approximately $91,000 per month.

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

North Metro Harness Initiative, LLC, in which we own a 50 percent membership interest, purchased approximately 180 acres of real property in Columbus Township, Anoka County, Minnesota during October 2005. North Metro is building a harness racetrack and card room on this site.  North Metro also acquired a separate 24-acre parcel in the city of Hugo in Washington County, Minnesota that will be used for wetland mitigation required in connection with the development of the harness racetrack and card room.  We estimate the total cost of this development to be approximately $62 million. As of December 31, 2007, the members of North Metro have provided approximately $21.3 million of that amount.  (See Note 4 to the Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB).

Southwest Casino Corporation leases 4,780 square feet of office space at 2001 Killebrew Drive, Suite 350 in Minneapolis, Minnesota with a base rent of approximately $9,000 per month plus certain operating costs for its corporate offices under a five-year lease that expires in December 2009.

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

Item 3.           LEGAL PROCEEDINGS.

Alleged Breach of Gaming Management Agreement

On July 24, 2007, the Governor of the Cheyenne and Arapaho Tribes of Oklahoma delivered notice to Southwest that on July 13, 2007 he had initiated an arbitration proceeding against us for alleged breach of the Third Amended and Restated Gaming Management Agreement under which we then managed two casinos for the Tribes.  On November 2, 2007, we filed a counterclaim in this proceeding alleging a breach of the Gaming Management Agreement by the tribal Governor. The three-member arbitration panel for this proceeding was appointed in February 2008.  A scheduling conference with the arbitration panel occurred on March 11, 2008. Preliminary pleading documents are to be submitted to the arbiters during April 2008.

In the arbitration demand, the Governor alleged that Southwest breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with our efforts to extend our gaming management relationship with the Tribes, which terminated on August 17, 2007. The Governor sought termination of the agreement and $10 million in damages.  We do not believe we improperly interfered with or attempted to influence internal governmental decisions of the Tribes and we intend to vigorously defend ourself in this arbitration proceeding. Under its Gaming Management Agreement with the Tribes, we were permitted to oppose, publicly or privately, any action by the Tribes that we believed were not in the best interest of the Tribal gaming operations. We believe that all of the actions we have taken on behalf of the gaming operations we managed or as part of our efforts to extend our gaming management relationship with the Tribes are consistent with that provision.

In our counterclaim, we allege that the Governor of the Tribes breached the Management Agreement by refusing to negotiate in good faith for an extension and expansion of the gaming management relationship between Southwest and the Tribes.  We assert that the Management Agreement required the Tribes to negotiate this extension and expansion after Southwest led the Tribes’ successful efforts to negotiate and enter into a compact for expanded gaming with the State of Oklahoma in April 2005.

Theft and Distribution of Surveillance Video from Lucky Star Clinton casino

On August 24, 2007, Southwest Casino and Hotel Corp., as exclusive manager of the Lucky Star casinos of the Cheyenne and Arapaho Tribes of Oklahoma filed a lawsuit against Doris Thunderbull, Darrell Flyingman, in his individual capacity, and John Does No. 1 and 2 alleging theft (conversion) of confidential surveillance video from the Lucky Star — Clinton casino and subsequent copyright infringement and defamation in connection with the posting of the stolen video on the website www.YouTube.com and widespread distribution of DVDs containing the video by mail. We initially sought an emergency temporary restraining order barring further distribution of the video. That request was denied on August 27, 2007 and we withdrew our request for restraining order on September 24, 2007.  We continue to pursue claims for conversion, copyright infringement, tortious interference with contract, defamation, and conspiracy against the defendants.

On January 14, 2008, Mr. Flyingman, as Governor of the Tribes, filed a declaratory judgment action in Cheyenne and Arapaho Trial Court asserting that the Tribes, not Southwest, owned the surveillance footage and the copyright in it.  Southwest filed an answer to the complaint asserting the tribal court did not have jurisdiction and a motion to compel arbitration of the matter on February 15, 2008.  On February 13, 2008, the Federal District Court issued a stay of the proceedings before the Federal Court pending resolution of the Tribal court proceeding.

Other Litigation Matters

In addition to the matters described above, we are involved in other various claims, legal actions and other complaints arising in the ordinary course of business.  In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in our financial statements and the ultimate outcome of these other matters will not have a material effect on our financial position or results of operations.

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

	High	Low
Fiscal Year ended December 31, 2007:
Quarter ended Dec. 31, 2007	$0.55	$0.34
Quarter ended Sept. 30, 2007	$0.70	$0.32
Quarter ended June 30, 2007	$1.24	$0.50
Quarter ended March 31, 2007	$1.26	$0.59

	High	Low
Fiscal Year ended December 31, 2006:
Quarter ended Dec. 31, 2006	$0.70	$0.42
Quarter ended Sept. 30, 2006	$0.71	$0.40
Quarter ended June 30, 2006	$0.84	$0.51
Quarter ended March 31, 2006	$0.73	$0.40

                These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Record Holders

As of March 10, 2008 there were 344 record holders of our common stock.

Dividends

We have not declared or paid any cash dividend on our common stock.

Sales of Unregistered Equity Securities during Fourth Fiscal Quarter

We did not sell any unregistered equity securities during the fourth quarter of fiscal 2007.

Repurchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of fiscal 2007.

Item 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, the “Company”, “we”, “our” and “us”) for the years ended December 31, 2007 and 2006.

Summary of Consolidated Operating Results:

For the year ended December 31, 2007, we had a net loss of $1,493,699 on revenues of $19,536,740 compared to net income of $1,157,211 on revenues of $21,474,908 for the same period in 2006.  This amounts to a basic loss per outstanding share during the year ended December 31, 2007 of $0.06 and basic and fully diluted earnings per outstanding share during the year ended December 31, 2006 of $0.06.

The net loss of $1,493,699 in the year ended December 31, 2007, compared to net income of $1,157,211 for the same period in 2006, primarily results from a reduction in revenues of approximately $2.3 million from our management contract with the Cheyenne and Arapaho Tribes of Oklahoma, which terminated on August 17, 2007 and increased operating expenses of approximately $1.3 million, primarily due to an increase in corporate expenses of $1.0 million.  We also incurred other expenses of $1.0 million during the year ended December 31, 2007 compared to $1.2 million in 2006. The significant components of the $0.2 million decrease related to a decrease in interest expense of $0.3 million and a gain on the disposition of the Uncle Sam’s casino of $0.5 million, which were offset by the write off of financing costs of $0.6 million.  During the year ended December 31, 2006 we recognized income tax expense of $0.7 million compared to $0 in 2007.

Overview:

Our principal business is the management, operation and development of gaming facilities in emerging and established gaming jurisdictions.  Currently, we operate two casinos in Cripple Creek, Colorado — Gold Rush Hotel and Casino and Gold Digger’s Casino.  Until July 28, 2007, we also operated Uncle Sam’s Casino in Cripple Creek.  Until August 17, 2007 we managed two Native American gaming operations in Oklahoma for the Cheyenne and Arapaho Tribes of Oklahoma, Lucky Star - Concho and Lucky Star — Clinton.  We also own a 50% membership interest in North Metro Harness Initiative, LLC, (“North Metro”).  North Metro is building a harness racetrack and 50-table card room in Columbus, Minnesota on the north side of the Minneapolis — St. Paul Metropolitan area.  North Metro secured financing for the project and began construction in April 2007 and plans to begin harness racing in April 2008 and open the card room after completing 50 days of live racing (as required by Minnesota statue).  In September 2007, we entered into a consulting agreement to work with Palace Resorts in developing and opening a casino at the Moon Palace Casino, Golf and Spa Resort now under construction in Punta Cana on the easternmost tip of the Dominican Republic. Under the consulting agreement, we will assist Palace Resorts in all phases of design, game selection, training and equipping the casino that will be part of the 1,700-room resort that is scheduled to open in the last quarter of 2008. Southwest receives a consulting fee of  $50,000 per month for 10 months beginning in October 2007 under the consulting agreement.  Palace Resorts provides world-class resort vacations at all-inclusive properties throughout Cancun, the Riviera Maya, Nuevo Vallarta, and Cozumel with the new resort under construction at Punta Cana, Dominican Republic.

From May 19, 2007 to August 19, 2007, we managed the Lucky Star — Concho and Lucky Star — Clinton casinos under Amendment No. 11 to the Third Amended and Restated Gaming Management agreement between Southwest Casino and Hotel Corp. and the Cheyenne and Arapaho Tribes of Oklahoma, which extended that agreement for up to two years.  On August 17, 2007, the Supreme Court of the Cheyenne and Arapaho Tribes declared Amendment No. 11 invalid.  Also on August 17, 2007, the National Indian Gaming Commission reversed its prior approval of Amendment No. 11.  On August 24, 2007, the NIGC rejected our challenge to its decision and we have not received management fees from the Cheyenne and Arapaho Tribes since August 17, 2007.  Due to the loss of management fees from this management contract, in March 2008 we secured additional debt financing to fund our current operations including project development costs.

We continually evaluate other management, consulting, development and acquisition opportunities related to gaming that have the potential to generate new revenue streams for us.

Operating segments:

 Our executive officers review operating results, assess performance and make decisions related to the allocation of resources on a property by property basis; however, certain properties are combined into one operating segment for financial reporting purposes as they meet the criteria for aggregation under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” paragraph 17.  We have grouped the following properties into the following two operating segments that are described in further detail below:

Casino Management and Consulting:	Casino Operations:
Lucky Star — Concho	Gold Rush/ Gold Digger’s Casinos
Lucky Star — Clinton	Uncle Sam’s Casino
Palace Resorts

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

The May 18, 2007 NIGC approval was based on a May 18, 2007 decision of the Cheyenne and Arapaho Trial Court finding Amendment No. 11 valid under the Tribes’ constitution.  On May 21, 2007, the Governor of the Cheyenne and Arapaho Tribes filed an appeal to the Cheyenne and Arapaho Supreme Court seeking to overturn the decision of the tribal Trial Court.  On August 17, 2007, the Supreme Court reversed the Trial Court order and declared the contract extension invalid. Also on August 17, 2007, the NIGC issued a decision and order reversing its May 18, 2007 approval of the two-year contract extension based on the tribal Supreme Court decision.  Based on the decision of the NIGC, tribal representatives took control of the casinos on Sunday, August 19, 2007.  On August 21, 2007, Southwest appealed the decision of the NIGC to reverse its approval of the two-year contract extension.  On August 24, 2007, the NIGC rejected that appeal and affirmed its decision.  Southwest has not received management fees from the casinos since August 17, 2007.

Lucky Star - Concho

We earned management fees of $2,045,984 and $3,501,795 from Lucky Star - Concho during the year ended December 31, 2007 and 2006, respectively.  The decrease in management fees for the year ended December 31, 2007 compared to the same period in the prior year is due to the amendment of our management contract in May 2007 that changed the management fee structure and the subsequent termination of the management contract on August 17, 2007.

Lucky Star - Clinton

We earned management fees of $1,520,125 and $2,363,885 from Lucky Star - Clinton during the year ended December 31, 2007 and 2006, respectively.   The decrease in management fees for the year ended December 31, 2007 compared to the same period in the prior year is due to the amendment of our management contract in May 2007 that changed the management fee structure and the subsequent termination of the management contract on August 17, 2007.

Palace Resorts

In September 2007, we entered into a consulting agreement to work with Palace Resorts to develop and open a casino at the Moon Palace Casino, Golf and Spa Resort, now under construction in Punta Cana on the easternmost tip of the Dominican Republic. Under the consulting agreement, we immediately began assisting Palace Resorts in all phases of design, game selection, training and equipping the casino that will be part of the 1,700-room resort scheduled to open in the last quarter of 2008. We receive $50,000 per month for 10 months under the consulting agreement, which began October 2007.  Palace Resorts provides world-class resort vacations at all-inclusive properties throughout Cancun, the Riviera Maya, Nuevo Vallarta, and Cozumel with the new resort under construction at Punta Cana, Dominican Republic.  We recognized $150,000 of consulting revenue for the year ended December 31, 2007.

Otoe-Missouria Tribe of Indians

Southwest entered into a Gaming Management Agreement with the Otoe-Missouria Tribe of Indians under which we were to manage the Tribe’s Seven Clans Paradise Casino in Red Rock, Oklahoma, on March 24, 2006.  The Otoe-Missouria Tribe submitted the Gaming Management Agreement to the National Indian Gaming Commission, which must approve it before it can be effective, on April 10, 2006.   In response to comments from the NIGC, Southwest and the Tribe submitted a revised agreement to the NIGC in August 2006.  The NIGC provided additional comments on and requested additional changes to the management agreement on September 15, 2006.  The Tribe did not respond to the NIGC or to our efforts to complete a revised management agreement.

On July 11, 2007, the NIGC delivered a letter to Southwest and the Chairman of the Tribe requesting that we submit a revised management agreement or withdraw the request for approval of the current agreement within 30 days.  We met with representatives of the Tribe’s Economic Development Authority (“OMDA”) on August 6, 2007 and discussed the status of the management agreement.  The OMDA has told us that they do not intend to go forward with the management agreement and we have withdrawn our request for NIGC review of this management agreement. We continue to seek reimbursement from the Otoe-Missouria of expenses we incurred while working with the Tribe in 2006.

Casino operations:

Gold Rush/Gold Digger’s Casino (“GR/GD”) Results

	Year Ended December 31, 2007	Year Ended December 31, 2006	Percentage Increase (Decrease)
Casino revenues	$14,635,321	$13,930,824	5.1%
Total revenues	15,278,862	14,640,824	4.4%
Profit before income taxes+	749,182	768,011	(2.5)%
Earnings margin*	4.9%	5.3%

+            Profit before income taxes is determined by reducing total revenues by, among other things, primarily related to interest expense on our capital lease at the Gold Rush and depreciation and amortization expenses.  The capital lease was carried on our Consolidated Balance Sheet in the amount of approximately $7.25 million as of December 31, 2007.  Interest expense was $795,000 and $844,000 for the years ended December 31, 2007 and 2006, respectively.  Depreciation and amortization expense was $1,450,000 and $1,527,000 for years ended December 31, 2007 and 2006, respectively.

*            The earnings margin is calculated by dividing profit before income taxes by total revenues.

For the year ended December 31, 2007, GR/GD’s total casino revenues increased by 5.1% over the prior year.  The Cripple Creek market grew by 1.2% during this same time period.  We increased marketing expenses as a result of closing Uncle Sam’s (see below) and offering incentives to players in order to attract customers who played at Uncle Sam’s to play at GR/GD.  This resulted in a slight decrease in our earnings margin.

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

Uncle Sam’s Casino:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Total revenues	464,697	940,562
Profit (loss) before income taxes	126,011	(574,866)

Operating results at Uncle Sam’s continued to deteriorate in 2007 because the property was small, detached from the GR/GD and we did not make significant improvements to the property.   On June 25, 2007, we entered into an agreement with the landlord to purchase the leased real property on which we operated Uncle Sam’s Casino in Cripple Creek, Colorado.  The purchase agreement provided that we would not be obligated to purchase the real property unless we assigned our rights under the purchase agreement to a third party.  On June 26, 2007, we entered into an agreement to assign our rights under the purchase agreement and the operating lease.  On July 29, 2007, we closed Uncle Sam’s Casino and, on July 31, 2007, we assigned our rights under the purchase agreement and lease and received an assignment fee of approximately $487,000.  We recognized a gain of $477,407 on this transaction that is recorded in the Consolidated Statement of Operations during year ended December 31, 2007 as a separate line item within Other Income (Expense) and included in the schedule above in Profit (loss) before income taxes.  We transferred the majority of the equipment and slot machines to the Gold Rush and Gold Diggers casinos in the amount of their net book value of approximately $58,000.  Additionally, approximately eight employees were transferred to the Gold Rush and Gold Diggers casinos and the customers were offered incentives to migrate their play at Uncle Sam’s to the Gold Rush and Gold Diggers casinos.

Project Development costs for the year ended December 31, 2007 and 2006 were $374,384 and $290,623, respectively.  The increase for the year ended December 31, 2007 is primarily a result of increased costs associated with the management contract with the Cheyenne and Arapaho Tribes see above discussion under “Casino Management,” and costs associated with obtaining our consulting agreement with Palace Resorts in September 2007.

Corporate expenses were $3,782,615 and $2,774,022 during the year ended December 31, 2007 and 2006, respectively, an increase of approximately $1.0 million.

The increase in corporate expenses of approximately $1.0 million during the year ended December 31, 2007 over the prior year is primarily due to increased salary and benefit expense of approximately $600,000 which included discretionary performance bonuses approved by the board of directors in March 2007 of approximately $385,000 (with no corresponding amount in the same period in 2006), fees for investor relations and financial consulting services of approximately $215,000 and increased legal and accounting fees of approximately $140,000 due primarily to Sarbanes Oxley compliance and legal fees associated with the Cheyenne and Arapaho legal and arbitration matters (see Part I Item 3 Legal Proceedings and Note 24 to our Financial Statements in Item 7 within this Form 10-KSB).  The bonus approved and recorded in March 2007 consists of $210,000 that was paid in March 2007, and $175,000 to be paid on or after July 1, 2007 at such time as management determines that we have sufficient financial resources for the payment.  The $175,000 is accrued as a liability at December 31, 2007.

Impairment loss was approximately $400,000 for the year ended December 31, 2007.  The impairment loss relates to the write-off of costs related to the termination of the management contract with the Cheyenne and Arapaho Tribes of Oklahoma.

Interest Expense was $877,585 and $1,204,296 for the year ended December 31, 2007 and 2006, respectively, a decrease of approximately $327,000.  The decrease is primarily due to lower interest from our $2.5 million term loan as the loan was fully paid in April 2007.

Write off of acquisition and financing costs of $613,372 during the year ended December 31, 2007 relate to the write-off of costs associated with the proposed acquisition of the Double Eagle and the write-off of financing costs.  See further discussion below under “Liquidity and Capital Resources”.

Loss of unconsolidated subsidiary, net of tax benefit represents our share of the losses of North Metro, which were $436,494 and 182,873 for the year ended December 31, 2007 and 2006, respectively.    The increase in losses in 2007 compared to 2006 is primarily due to increased real estate taxes in 2007, as a result of higher assessed land values following the purchase of land by North Metro in late 2005.

Effective tax rate.   For the year ended December 31, 2007, we did not record a tax benefit for the net loss as a result of our evaluation of deferred tax assets and our ability to utilize the deferred tax assets in the future.  During the year ended December 31, 2006 we recorded a tax provision of approximately $671,000, a 33.4% effective tax rate.  As of December 31, 2005, we evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses in previous years would be utilized in 2006 based upon forecasted income for 2006.  At December 31, 2006 we recorded 100% valuation allowance against the deferred tax assets due to the uncertainty surrounding the Cheyenne and Arapaho management relationship.  We continue to record a 100% valuation allowance against the deferred tax assets at December 31, 2007 because of the termination of our management agreement with the Cheyenne and Arapaho Tribes, effective August 17, 2007.  As of December 31, 2007, our deferred tax asset is zero.

Liquidity and Capital Resources:

We generated cash flow from our Oklahoma management activities until our management agreement terminated in August 2007, and continue to generate cash flow from our casino operations in Colorado.  We use the cash flows generated to pay off debt in accordance with our agreements, fund reinvestment in existing properties for both refurbishment and replacement of assets, and to pursue additional growth opportunities.  As the existing cash flows are inadequate to fund our cash requirements we are required to seek and obtain funds provided from financing activities.

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

On April 20, 2007, North Metro entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) as agent and lender.  Under the terms of the Credit Agreement, North Metro will borrow $41.7 million to construct, equip and open its harness racetrack and card room facility in Columbus, Minnesota on the north side of the Minneapolis — St. Paul metropolitan area. As part of the loan agreement the members of North Metro agreed to complete aggregate membership contributions of $20.8 million before closing the loan. The total cost of the project is expected to approximate $62 million.  As of December 31, 2007, Southwest contributed $9.0 million of the total amount of $21.3 million contributed by the members.  Certain amounts related to non-construction costs continue to be funded by the members.  These amounts are not considered to be material.

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

In addition, we entered into a Sponsor Support Agreement (the “Support Agreement”) under which Southwest may be required under certain circumstances to contribute additional capital to North Metro if proceeds from financing and equity investments in North Metro are insufficient to complete construction and open the facility.  We believe the financings and equity contributions available to North Metro will be sufficient to construct and open the facility.

As a result of the termination of our management contract with the Cheyenne and Arapaho Tribes of Oklahoma (see above discussion under the operating segment “Casino Management”) we have secured additional debt financing to fund our future operations including project development costs.   We closed on a bank loan of $1.55 million on March 7, 2008.  The interest rate is the prime rate plus 1.5% with a minimum interest rate of 7%.  We are required to make interest only payments through January 2009 after which time the loan will begin to fully amortize in equal installments over the remaining twelve months.  Eight shareholders of the Company, including a member of our board of directors, cosigned portions of the loan.  Our three principal executive officers also guaranteed portions of this loan.  As consideration for the co-signatures and personal guarantees we issued warrants to purchase 2,300,000 shares of our common stock (one warrant share for each dollar guaranteed or cosigned) at an exercise price of $0.39 per share.  The warrants have a five-year term.  The Company will be required to seek additional debt and/or equity financing for future operations including debt repayment.

During January and February 2008, we pursued a financing alternative to the bank loan discussed above. We were unable to agree upon the terms with the lender and we ultimately chose not to continue negotiations with the lender. We incurred costs in connection with this financing of approximately $200,000 that will be expensed during the first quarter of fiscal year 2008.

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

We terminated the Asset Purchase Agreement in response to notice we received on April 10, 2007 from Pinnacle that the separate Stock Purchase Agreement under which Pinnacle was to acquire all of the outstanding capital stock of Colorado Casino Resorts, Inc. (“CCRI”), the owner of the Double Eagle, had terminated in accordance with its terms when Pinnacle did not make a required payment. Because Pinnacle was unable to complete its proposed acquisition of the CCRI stock in accordance with the Stock Purchase Agreement, as amended, Pinnacle was also unable to perform its obligations under the Asset Purchase Agreement with us.  In connection with this acquisition we incurred $126,650 of transaction costs specific to this acquisition that have been written-off during the year ended December 31, 2007.

We also incurred financing costs with a lender in the amount of approximately $462,000.  These financing costs were initially associated with the financing of the original arrangements to acquire the Double Eagle. Even though the proposed Double Eagle acquisition ceased effective June 30, 2007, the financing arrangement and negotiations continued.  In July 2007 we received a revised term sheet from the lender that provided for a non-specific property acquisition line of credit and also included a working capital amount available immediately, as defined in the agreement.  As part of the terms of this new term sheet we wired an additional expense deposit to the lender on August 6, 2007.  We scheduled to close on this financing by the end of August 2007.

As a result of the termination of the management agreement with the Cheyenne and Arapaho Tribes of Oklahoma, effective August 17, 2007, the financing contemplated with this lender did not occur and the arrangement was terminated.  Thus we wrote-off amounts related to the financing of approximately $462,000 during the year ended December 31, 2007.  In October 2007 we incurred $25,000 of additional financing costs which have been written-off in 2007 as the financing contemplated with this lender did not close.

We have recorded the write-off of acquisition and financing costs of $613,372 during the year ended December 31, 2007 in the Consolidated Statements of Operations as a separate line item within Other Income (Expense).

Net cash provided by operating activities during year ended December 31, 2007 was $1,836,855 compared to $4,610,466 during the prior year, a decrease of approximately $2.8 million.  The decrease between periods is primarily due to a decrease in revenues of approximately $1.9 million and an increase in operating expenses of approximately $1.3 million, offset by timing of working capital items.

Net cash used in investing activities for the year ended December 31, 2007 and 2006 was $2,902,603 and $1,427,981, respectively, an increase of approximately $1.5 million.  The increase in use of cash between the periods was due primarily to an increase in our investment in North Metro of approximately $1.6 million in connection with the closing of the construction financing secured by North Metro in April 2007.  We also had additional costs of approximately $439,000 associated with obtaining our two-year extension of the Cheyenne and Arapaho management contract, which was subsequently terminated on August 17, 2007.  These costs were offset by proceeds from the sale of Uncle Sam’s casino of approximately $490,000.

Net cash provided by financing activities for the year ended December 31, 2007 was $1,426,889 compared to net cash used in financing activities for the year ended December 31, 2006 of $2,846,370.  During the years ended December 31, 2007 and 2006 we had the following financing activities:

•            We completed an equity financing resulting in proceeds of approximately $4.0 million, see further discussion above.

•            We made payments of approximately $1.7 million on long-term borrowings compared to approximately $2.7 million during the year ended December 31, 2006.

•            We paid costs of approximately $322,000 related to the redemption of 357,000 shares of common stock in accordance with Article XI of our Articles of Incorporation effective January 22, 2007.  The shares were redeemed at a price of $0.90 per share based upon the closing stock price of our common stock as reported on January 22, 2007.  We recorded the redemption as a reduction to stockholder’s equity for the buy back of shares.  The shares of common stock are included in Treasury Stock in the Consolidated Statements of Changes in Stockholders’ Equity as of December 31, 2007.

•            We made payments of approximately $565,000 related to financing and acquisition costs, see discussion above.

•            We made payments of $110,000 during the year ended December 31, 2006 to three officers related to accrued but unpaid compensation from prior years.  No such amount was paid during 2007.

•            We received proceeds of $30,000 and $12,000 during the years ended December 31, 2007 and 2006 related to the exercise of warrants.

Line of Credit.   On October 20, 2005, we established a $450,000 line of credit with Crown Bank of Minneapolis, Minnesota.  The line of credit is due April 30, 2008 with a variable interest rate at one percent above prime but not less than 7.5% (8.25% at December 31, 2007).  As of December 31, 2007, the outstanding balance was $450,000.  Our three principal officers have guaranteed up to $450,000 of this line of credit.

Term Note.   On October 20, 2005, we entered into a term loan to borrow $2.5 million. The loan terminated on April 30, 2007 and had a variable interest rate of one percent above prime but not less than 7.5%. Twelve shareholders of the Company, including our three principal officers and a member of our board of directors, guaranteed the loan. As of April 30, 2007 the loan was paid in full.

Equipment Loan.  On December 23, 2005, we negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 7.25% as of December 31, 2007.   The outstanding balance as of December 31, 2007 was approximately $240,000.

Seasonality:

We believe that the operations of all casinos owned by us will be affected by seasonal factors, including holidays, weather and travel conditions.

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

The Governor of Colorado signed a bill that removed the exemption for casinos from the state’s 2006 smoking ban, effective January 1, 2008.  We expect the extension of the ban to Colorado casinos will have some negative impact on business volumes at our Cripple Creek property, the magnitude of which we cannot predict at this time.

Political Uncertainties:

The casino entertainment industry is subject to political and regulatory uncertainty.  From time to time, individual jurisdictions have considered actions, legislation or referendums that could adversely impact our operations.  The likelihood or outcome of similar actions, legislation and referendums in the future is difficult to predict.

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

By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  We cannot assure you that our actual results will not differ from our estimates.  For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis or Plan of Operation and Notes to Consolidated Financial Statements presented in the 2007 Financial Statements included in our Annual Report on Form 10-KSB.

New Accounting Pronouncement:

We adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”) effective January 1, 2007, which did not have a significant impact to our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We are currently evaluating the potential impact of this statement.  On February 12, 2008 a FASB Staff Bulletin “FSP FAS 157 -2” was issued which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and applies to nonfinancial assets and nonfinancial liabilities.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

•                  the effects of the smoking ban in Colorado, effective January 1, 2008 on our casinos in Cripple Creek, CO;

•                  the effects of competition, including location of competitors and operating and market competition;

•                  access to and the cost of available and feasible debt or equity financing;

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

Item 7.    FINANCIAL STATEMENTS.

[Letterhead of Eide Bailly LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Southwest Casino Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Southwest Casino Corporation (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Casino Corporation as of December 31, 2007 and 2006 and the results of its operations its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Minneapolis, Minnesota
March 31, 2008

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheets

December 31, 2007

ASSETS
	2007	2006
CURRENT ASSETS
Cash and Cash Equivalents	$1,892,401	$1,531,260
Accounts Receivable	54,582	157,506
Accounts Receivable - Related Party	41,572
Inventories	141,041	173,216
Prepaid Expenses and Other Current Assets	679,583	709,649
Total Current Assets	$2,809,179	$2,571,631

PROPERTY AND EQUIPMENT
Leasehold Improvements	15,389,750	15,747,888
Furniture and Equipment	5,280,282	6,046,315
Accumulated Depreciation	(10,835,938)	(10,940,192)
Net Property and Equipment	$9,834,094	$10,854,011

OTHER ASSETS
Other Assets	33,374	375,287
Investment in Unconsolidated Subsidiary	7,218,720	5,054,020
Total Other Assets	$7,252,094	$5,429,307

TOTAL ASSETS	$19,895,367	$18,854,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$659,284	$535,294
Accounts Payable - Related Party	25,000	—
Accrued Expenses	1,085,797	972,804
Accrued Liabilities - Related Parties	122,467	122,467
Notes Payable	450,000	446,292
Current Portion of Long-Term Liabilities	1,005,940	1,720,193
Accrued Interest Payable	55,465	5,927
Total Current Liabilities	$3,403,953	$3,802,977

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$6,486,365	$7,495,224

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 Shares Authorized	$—	$—
Common Stock, $.001 Par Value 75,000,000 Shares Authorized, 27,817,953 Shares Issued and 27,460,953 Outstanding at December 31, 2007	27,819	19,689
Additional Paid-in Capital	21,496,064	17,239,894
Accumulated Deficit	(11,196,534)	(9,702,835)
	10,327,349
Less Treasury Stock (357,000 shares redeemed)	(322,300)

Total Stockholders’ Equity	10,005,049	7,556,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,895,367	$18,854,949

See Notes to Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations

For the Year Ended December 31, 2007 and 2006

	For the year	For the year
	ended December 31, 2007	ended December 31, 2006

NET REVENUES
Casino	$15,087,784	$14,844,607
Food & Beverage/Hotel	501,057	556,475
Management and Consulting	3,716,109	5,865,680
Entertainment	67,807	17,429
Other	163,983	190,717
	19,536,740	21,474,908

EXPENSES
Casino	$11,685,289	$11,492,218
Food & Beverage/Hotel	1,379,610	1,410,887
Corporate Expense	3,782,615	2,774,022
Project Development Costs	374,384	290,623
Entertainment	187,333	117,905
Impairment Loss - Management Contract	400,435
Depreciation and Amortization	1,781,570	2,169,990
	19,591,236	18,255,645

INCOME (LOSS) FROM OPERATIONS	$(54,496)	$3,219,263

OTHER INCOME (EXPENSE)
Interest Income	$3,421	$2,849
Interest Expense	(877,585)	(1,204,296)
Gain (Loss) on Disposition of Property and Equipment	7,420	(6,932)
Gain on Disposition of Casino	477,407
Write-off of Acquisition and Financing Costs	(613,372)	—
	(1,002,709)	(1,208,379)

Income before income taxes, equity in earnings of unconsolidated subsidiaries	(1,057,205)	2,010,884

Income Taxes	—	(670,800)
Loss of Unconsolidated Subsidiaries, Net of Tax Benefit	(436,494)	(182,873)

Income (Loss) from Continuing Operations	(1,493,699)	1,157,211

NET INCOME (LOSS)	$(1,493,699)	$1,157,211

Income (loss) per share - basic	$(0.06)	$0.06
Income (loss) per share - diluted	—	$0.06
Weighted average common shares outstanding - basic	26,847,743	19,675,779
Weighted average common shares outstanding - diluted	—	20,651,331

See Notes to Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2007 and 2006

	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$(1,493,699)	$1,157,211
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,781,570	2,169,990
Amortization of Loan Costs	56,619	162,906
Impairment Loss - Management Contract	400,435
Write-off of Acquisition and Financing Costs	613,372
(Gain) Loss on Disposition of Property and Equipment	(7,420)	6,932
Issuance of Common Stock for Services	12,500
Stock Based Compensation Expense	278,833	175,078
Loss of Unconsolidated Subsidiary	436,494	244,673
Gain on Disposition of Casino	(477,407)
Change in Current Assets and Liabilities,
(Increase) Decrease in Restricted Cash	—	2,656
(Increase) Decrease in Receivables	102,924	411,288
(Increase) Decrease in Receivables - Related Party	(41,572)
(Increase) Decrease in Inventories	32,175	(24,933)
(Increase) Decrease in Prepaid Expenses	(30,327)	(14,360)
(Increase) Decrease in Other Assets	48,375	(42,849)
(Increase) decrease in Deferred Tax Asset	—	573,000
Increase (Decrease) in Accounts Payable	(33,909)	(96,067)
Increase (Decrease) in Accrued Expenses	108,354	(103,434)
Increase (Decrease) in Accrued Interest Payable	49,538	(11,625)
Net Cash Provided By Operating Activities	$1,836,855	$4,610,466

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(364,062)	(426,927)
Proceeds from Sale of Property and Equipment	15,121	—
Proceeds from Disposition of Casino	490,018	—
Receipt (Payment) of Deposit	(3,318)	(728)
Payment of Costs Associated with Management and Consulting Contracts	(439,168)
Investment in Unconsolidated Subsidiary	(2,601,194)	(1,000,326)
Net Cash Used in Investing Activities	$(2,902,603)	$(1,427,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Payments on Short-Term Notes Payable	$3,708
Principal Payments on Long-Term Borrowings	(1,723,112)	(2,675,826)
Proceeds from Issuance of Common Stock upon Exercise of Warrants	30,000	12,000
Proceeds from Issuance of Common Stock and Warrants	4,003,360
Redemption of Common Stock	(322,300)	—
Payment of Financing Costs	—	(72,544)
Payment of Financing Costs Written-Off	(564,767)
Payments for Liabilities Owed to Related Parties		(110,000)
Net Cash Provided (Used) by Financing Activities	$1,426,889	$(2,846,370)

Net Increase in Cash and Cash Equivalents	361,141	336,115

CASH AND CASH EQUIVALENTS
Beginning of Period	1,531,260	1,195,145
End of Period	$1,892,401	$1,531,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$825,492	$1,006,812
Income Taxes Paid	$41,632	$22,506

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital assets acquired with acounts payable	$135,492	$7,303
Capital assets acquired with acounts payable - related party	$25,000
Financing costs included in accounts payable	$13,606	$11,352
Costs related to management contract included in accounts payable	$27,455

See Notes to Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2007 and 2006

	Treasury Stock		Common Stock
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Total

BALANCE December 31, 2005			19,588,656	$19,589	$17,052,916	$(10,860,046)	$6,212,459

Issuance of Common Stock Upon Exercise of Warrants			100,000	100	11,900		12,000

Stock-Based Compensation Expense Related to Options and Warrants					175,078		175,078

Net Income						1,157,211	1,157,211

BALANCE December 31, 2006	—	$—	19,688,656	$19,689	$17,239,894	$(9,702,835)	$7,556,748

Issuance of Common Stock and Warrants, Net			7,954,787	7,955	3,935,012		3,942,967

Exercise of Warrants and Issuance of Common Stock			150,000	150	29,850		30,000

Issuance of Common Stock for Services			24,510	25	12,475		12,500

Redemption of Common Stock	(357,000)	(322,300)			—		(322,300)

Stock-Based Compensation Expense Related to Options and Warrants					278,833		278,833

Net Loss						(1,493,699)	(1,493,699)

BALANCE December 31, 2007	(357,000)	$(322,300)	27,817,953	$27,819	$21,496,064	$(11,196,534)	$10,005,049

See Notes to Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

The Company’s principal business is the management, operation and development of gaming facilities in emerging and established gaming jurisdictions.  Southwest Casino Corporation, through its wholly-owned subsidiaries, operates two casinos in Cripple Creek, Colorado — Gold Rush Hotel and Casino and Gold Digger’s Casino.  Until July 28, 2007, the Company also operated Uncle Sam’s Casino in Cripple Creek.  Until August 17, 2007 the Company managed two Native American gaming operations in Oklahoma for the Cheyenne and Arapaho Tribes of Oklahoma, Lucky Star - Concho and Lucky Star — Clinton.  The Company also owns a 50% membership interest in North Metro Harness Initiative, LLC, (“North Metro”).  North Metro is building a harness racetrack and 50-table card room in Columbus, Minnesota on the north side of the Minneapolis — St. Paul Metropolitan area.  In September 2007, the Company entered into a consulting agreement to work with Palace Resorts in developing and opening a casino at the Moon Palace Casino, Golf and Spa Resort now under construction in Punta Cana on the easternmost tip of the Dominican Republic.

Southwest Casino Corporation’s operations include the following consolidated and unconsolidated subsidiaries:

Southwest Casino and Hotel Corp.

Southwest Casino and Hotel Corp. was formed in 1992 and provides management and consulting services for casinos under contractual agreements and operated Uncle Sam’s Casino in Cripple Creek, Colorado until July 2007, see Note 7.

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

SW Missouri, LLC

SW Missouri, LLC was formed on May 25, 2004.  Its sole asset is a 30% membership interest in Southwest Missouri Gaming, LLC (which is currently a shell company).

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Southwest Missouri Gaming, LLC (unconsolidated)

SW Missouri, LLC owns a 30% membership interest in Southwest Missouri Gaming, LLC, which was formed March 29, 2004.  This entity had no activities in 2006 or 2007.

Southwest Eagle, LLC

On February 22, 2006, the Company formed a new subsidiary, Southwest Charitable Enterprises, LLC, a Minnesota limited liability company.  Southwest is the sole member of Southwest Charitable Enterprises, LLC, which was established to pursue business opportunities in charitable gaming.  In December 2006, the subsidiary’s name was changed to Southwest Eagle, LLC for purposes of the Double Eagle acquisition that never came to fruition.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southwest Casino Corporation, its wholly-owned subsidiaries (referred to as “the Company” or “Southwest”), and North Metro Harness Initiative, LLC, which is accounted for as an equity investment, see Note 4.  All material inter-company transactions and balances have been eliminated in consolidation.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Net Income Per Share — Basic and Diluted

Net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period presented.  Basic earnings per share exclude the dilutive effect of options and warrants, while diluted earnings per share include such effects only during years when the Company reports net income.

Inventories

Inventories consist principally of food and beverage products and gift shop merchandise.  Inventories are carried at cost, determined under the first-in, first-out (FIFO) method.

Concentrations of Credit Risk

The Company’s cash balances maintained in bank depositories periodically exceed federally insured limits.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2007 and 2006 was approximately $287,925 and $343,000, respectively.

Employee Benefit Plan

The Company has established a defined contribution profit sharing plan for its eligible employees.  To be eligible, an employee must be 21 years of age and have completed one year of service.  Contributions to the plan are made at the discretion of management, based on results of operations from year to year.  No discretionary contributions were made during 2007 or 2006.

The Company has adopted a 401(k) retirement plan.  The plan provides for employee pre-tax salary deferrals of up to 100% of a participant’s compensation (not to exceed federal limits) and a matching contribution by the Company — dollar for dollar up to 3% and fifty cents per dollar up to 5% of the participant’s compensation. Employees are eligible for the plan if they have completed one year of service, as defined in the plan, and are at least 21 years old.  A participant is fully-vested after one year of service, as defined in the plan.  The Company’s matching contribution made and expensed for the years 2007 and 2006 was $134,789 and $109,383, respectively.

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

Depreciation expense was $797,140 and $934,840 for the years ended December 31, 2007 and 2006, respectively.

Leaseholds attributable to the lease in Note 12 have been capitalized in accordance with generally accepted accounting principles and are being amortized over the length of the lease, 20 years, using the straight-line method.

Amortization expense for these leaseholds was $725,340 for each of the years ended December 31, 2007 and 2006.   Total accumulated amortization of these leaseholds was $6,316,503 and $5,591,163 at December 31, 2007 and 2006, respectively.

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

DECEMBER 31, 2007 AND 2006

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

Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not likely, they must establish a valuation allowance. The Company recorded a 100 percent valuation allowance against all deferred income tax assets as of December 31, 2007 and 2006.  See Note 15.

Stock based compensation

Effective the beginning of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. The Company implemented SFAS 123(R) using the modified prospective method, which does not result in the restatement of previously issued financial statements.  In all prior periods, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, recognized no compensation cost for employee stock options, but rather disclosed the related pro forma effect on net loss, see Note 13.

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

Reclassifications

Certain minor reclassifications to previously reported amounts have been made to conform to the current year presentation.

New accounting standards

Effective January 1, 2006, the company adopted SFAS No. 123(R) using the modified prospective method.  See Note 13 for information regarding stock-based compensation.

The Company adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”) effective January 1, 2007, see Note 15.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value,

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

establishes a framework for measuring fair value and expands the related disclosure requirements.  The Company is currently evaluating the potential impact of this statement.  On February 12, 2008 a FASB Staff Bulletin “FSP FAS 157 -2” was issued which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and applies to nonfinancial assets and nonfinancial liabilities.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115’”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company is evaluating the impact of this statement.

Management Financial Plans

The Company has completed two closings on an equity financing, see Note 10. The net proceeds from the sale of securities were approximately $4 million.  In connection with the financing agreement entered into by North Metro, see Note 4, the Company was required to make additional membership contributions to North Metro of approximately $2.35 million to North Metro from January 1, 2007 to the time the loan closed on April 20, 2007.  Due to the loss of management fees from the termination of our management contract with the Cheyenne and Arapaho Tribes of Oklahoma (see Note 5) the Company secured additional debt financing in March 2008 (see Note 26) to fund our current operations including project development costs.   The Company believes the amount of funds received from the debt financing will be adequate to fund operations during the 2008 fiscal year; however the Company will have to seek additional debt or equity financing for future operations.

NOTE 3 —PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverage provided gratuitously to customers, which was $1,197,558 and $1,155,521in 2007 and 2006, respectively.

NOTE 4—UNCONSOLIDATED SUBSIDIARY

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

As specified in the Company’s Member Control Agreement, membership interests include financial rights, governance rights and voting rights.  Voting rights are assigned to members based on their proportionate voting interest.  Financial rights include allocation of net profits, losses and distributions.  Governance rights include all of a member’s rights other than financial rights and the right to assign financial rights.  A member of the Company may only assign governance and voting rights to another party with the consent of the remaining members, which consent may be withheld in any member’s sole and absolute discretion.  If a member assigns membership rights to another party and the other member or members do not consent to the assignee becoming a substitute member, the assignee will only be entitled to receive those distributions and allocations that would have been made to the assigning member and the assignee will not have any voting or governance rights.  As of December 31, 2007, Southwest and MTR each hold 50% of the voting rights.  Financial and governance rights are determined in accordance with the Member Control Agreement dated June 8, 2004.

Net income, losses and distributions are allocated on a 50/50 basis to members in accordance with the member control agreement.

North Metro’s Member Control Agreement requires North Metro to make tax distributions to members on a quarterly and annual basis equal to 40% of the estimated taxable income of the company for the applicable time period, with annual tax distributions reduced by the amount of any

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

quarterly tax distributions made during the tax year.  The tax distributions were reduced to 35% under the Credit Agreement with Black Diamond, described below.  Tax distributions to the members shall be made in proportion to each member’s respective share of the taxable income of North Metro.

North Metro was formally organized as a limited liability company on June 16, 2003.  Prior to that date, agreements were consummated and amounts related to the business purpose of the Company were directly incurred and paid by Southwest or entities related to Southwest.

North Metro will do business in Minnesota under the name “Running Aces Harness Park”.

Accounting for North Metro:

The Company evaluates whether North Metro should be treated as a variable interest entity (“VIE”) subject to consolidation during the applicable reporting periods under Financial Accounting Standards Board Interpretation 46(R) - Consolidation of Variable Interest Entities (as amended).

Due to contributions of capital made by MTR as of October 20, 2005, in accordance with the North Metro Member Control Agreement dated June 8, 2004, the Company no longer provided financial support in excess of its 50 percent decision making power. As of December 31, 2007, the Company has provided approximately 42 percent of the financial support, but still retains its 50 percent decision making power.  Therefore, since October 20, 2005, the Company has accounted for its investment in North Metro on the equity method.  The Company’s investment in North Metro as of December 31, 2007 and 2006 was $7,218,720 and $5,054,020, respectively, which is recorded on the Company’s consolidated balance sheets.

As of December 31, 2007, the Company has contributed $7,320,974 in consideration of its membership interests in North Metro.  In addition, the Company has advanced $1,656,051 for costs related to North Metro that the Company paid, and which exceeded the Company’s agreed pre-license capital contribution of $1,000,000, before the Minnesota Racing Commission granted racing licenses to North Metro.  These advances, together with interest, will only be paid out of first available cash from operations (and then after certain distributions to the members for income tax purposes).  The pre-licensing advances to North Metro are characterized as a membership preferred contribution made by the Company under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  The Company treats these payments as an additional investment in North Metro.  The Company has combined the advances (accounted for as a membership preferred contribution) and its capital contributions into an investment in an unconsolidated subsidiary on its financial statements and has accounted for this investment and all North Metro activity since October 20, 2005 under the equity method of accounting.

For the years ended December 31, 2007 and 2006, the Company has recorded a loss from this unconsolidated subsidiary, net of tax benefit of $436,494 and $182,873.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The following represents summary financial information for North Metro as of December 31, 2007 and 2006:

	As of and For	As of and For
	The Year	The Year
	Ended	Ended
	December 31,	December 31,
	2007	2006
North Metro:
Total current assets	$2,185,535	$644,250
Total assets	51,556,814	15,587,187
Total current liabilities	4,903,259	1,084,062
Total liabilities	33,051,334	1,411,109
Results of operations:
Revenues	$107,715	$—
Lobbying expenses	133,992	126,000
License fees — Minnesota Racing Commission	263,810	248,907
Other expenses	568,602	135,722
Total expenses	966,404	510,629
Other Income (Expense)
Interest Income	20,704	21,280
Interest Expense	(35,004)	—
Net (loss)	$(872,989)	$(489,349)

Southwest Casino Corporation:
50% share of net (loss)	(436,494)	(244,675)
Net tax benefit		61,802
(Loss) of unconsolidated subsidiary net of tax benefit	$(436,494)	$(182,873)

In 2006, North Metro formed a wholly-owned subsidiary that acquired a nearby motel in December 2006 that North Metro continues to operate in 2007 and will be used to house personnel involved in the care of horses at the track during the racing season. The motel has 15 rooms available to rent.

Southwest did not record a tax benefit related to North Metro’s losses during the year ended December 31, 2007, while Southwest did record a tax benefit during the year ended December 31, 2006, see Note 15.

At December 31, 2007, North Metro’s assets consisted principally of cash, land, construction in progress and related deposits and financing costs. Liabilities consisted primarily of construction payables and borrowings under its financing agreement discussed below.

North Metro Financing Agreement

On April 20, 2007, North Metro entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) as agent and lender. Under the terms of the Credit Agreement, North Metro will borrow $41.7 million to construct, equip and open its harness racetrack and card room facility in Columbus, Minnesota on the north side of the Minneapolis — St. Paul metropolitan area.  As part of the loan agreement the members of North Metro agreed to complete aggregate membership contributions of $20.8 million prior to closing the loan. The total cost of the project is expected to approximate $62 million.  As of December 31, 2007, Southwest contributed $9.0 million of the total amount of $21.3 million contributed by the members.  Certain amounts related to non-construction costs continue to be funded by the members (the Company contributed $250,000 subsequent to the loan closing thru the end of fiscal year 2007).  These amounts are not considered to be material to the total cost of the project.  Under the Credit Agreement, the initial advance of loan proceeds was followed by additional advances based on progress in building and opening the racetrack and card room facility. During construction, North Metro is making monthly payments of interest only based on a floating index rate plus 4 percent or on a 1-month, 2-month or 3-month LIBOR rate plus 6 percent, at North Metro’s option. After the project opens, interest rates will reduce to the applicable index rate plus 2.5 percent or the applicable LIBOR rate plus 4.5 percent, again at North Metro’s option. North Metro must also pay a fee equal to 4.5% per annum on any unused portion of the $41.7 million credit facility. Principal payments of $104,250 will be due on the last day of each fiscal quarter beginning

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

the first full quarter after the project opening, as defined in the agreement. North Metro will also be required to prepay the loan in an amount equal to 50 percent of the project’s excess cash flow for each fiscal year beginning with the fiscal year ended December 31, 2008, as defined in the agreement. Final payment equal to all outstanding principal and accrued interest is due April 20, 2014.

North Metro may prepay the loan, in whole or in part, at any time, subject to the payment of certain fees and costs. The loan is secured by substantially all of the assets of North Metro. The Credit Agreement does not provide for recourse against the members of North Metro.

The Credit Agreement contains standard affirmative and negative covenants regarding North Metro and its wholly-owned subsidiary North Metro Hotel, LLC that restrict, among other things, North Metro’s ability to dispose of assets, transfer or pledge equity interests, incur indebtedness, and make investments or distributions. Financial covenants applicable to North Metro include, among other things, limits on capital expenditures after opening, minimum EBITDA requirements, satisfaction of leverage ratio limits, and delivery of financial statements.

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

In addition, Southwest entered into a Sponsor Support Agreement (the “Support Agreement”) under which Southwest may be required under certain circumstances to contribute additional capital to North Metro if financings and equity investments are insufficient to complete construction and open the facility.  The Company believes the financings and equity investments secured by North Metro will be sufficient to construct and open the facility.

NOTE 5 — TERMINATION OF MANAGEMENT CONTRACT WITH THE CHEYENNE AND ARAPAHO TRIBES AND RELATED LITIGATION

Management and consulting revenue of $3,566,109 and $5,865,680 included on the Consolidated Statement of Operations for the year ended December 31, 2007 and 2006 relate to revenues earned from the management agreement with the Cheyenne and Arapaho Tribes of Oklahoma. As described below, the Cheyenne and Arapaho Tribes contract with the Company has terminated and the Company has not and will not receive any revenues from managing those casinos after August 17, 2007. In addition, as described below, the remaining contract costs, recorded as an intangible asset, on the Company’s Consolidated Balance Sheet have been written off.

On May 18, 2007, the National Indian Gaming Commission (“NIGC”) approved Amendment No. 11 to the Third Amended and Restated Gaming Management Agreement dated June 16, 1995 between the Company and the Cheyenne and Arapaho Tribes of Oklahoma (the “Tribes”).  Southwest continued to manage the Tribes’ Lucky Star — Concho and Lucky Star — Clinton casinos under the terms of Amendment No. 11 until August 17, 2007.

The May 18, 2007 NIGC approval was based on a May 18, 2007 decision of the Cheyenne and Arapaho Trial Court finding Amendment No. 11 valid under the Tribes’ constitution.  On May 21, 2007, the Governor of the Cheyenne and Arapaho Tribes filed an appeal to the Cheyenne and Arapaho Supreme Court seeking to overturn the decision of the tribal Trial Court.  On August 17, 2007, The Supreme Court reversed the Trial Court order and declared the contract extension invalid. Also on August 17, 2007, the NIGC issued a decision and order reversing its May 18, 2007 approval of the two-year contract extension based on the tribal Supreme Court decision.  Based on the decision of the NIGC, tribal representatives took control of the casinos on Sunday, August 19, 2007.  On August 21, 2007, Southwest appealed the decision of the NIGC to reverse its approval of the two-year contract extension.  On August 24, 2007, the NIGC rejected that appeal and affirmed its decision. Southwest has not managed the casinos since August 17, 2007.

In connection with obtaining the two-year extension on May 18, 2007, the Company incurred approximately $438,000 of direct costs.  The Company had accounted for these costs as an intangible asset to be expensed over the two-year term of the extension of the management

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

contract beginning May 19, 2007. As a result of the termination effective August 17, 2007 the remaining unamortized costs of approximately $400,000 were expensed consistent with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS #144”) and included as a separate line-item as an impairment loss on the Consolidated Statement of Operations for the year ended December 31, 2007.

The Company accounted for this contract and included the revenues and costs in its operating segment “Casino Management” in accordance with Statement of Financial Accounting Standards No. 131 “ Disclosures about Segments of an Enterprise and Related Information “ (“SFAS #131”), see Note 18.  The Company has also disclosed information about this major customer in accordance with SFAS #131 paragraph #39.  In connection with the termination of this agreement, the Company applied Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and SFAS #144 in recognizing the impairment loss.  The Company also considered SFAS #144 paragraph #41 relating to the reporting of discontinued operations and has determined that this does not meet those requirements and has reported the transaction in continuing operations.

The Company is involved in litigation related to the management contract and its termination, see Note 24.

NOTE 6 — CONSULTING AGREEMENT WITH PALACE RESORTS

In September 2007, the Company entered into a consulting agreement to work with Palace Resorts in developing and opening a casino at the Moon Palace Casino, Golf and Spa Resort, now under construction in Punta Cana on the easternmost tip of the Dominican Republic.  Under the consulting agreement, Southwest immediately began assisting Palace Resorts in all phases of design, game selection, training and equipping the casino that will be part of the 1,700-room resort scheduled to open in the last quarter of 2008. Southwest receives $50,000 per month for 10 months, which began in October 2007.  Palace Resorts provides world-class resort vacations at all-inclusive properties throughout Cancun, the Riviera Maya, Nuevo Vallarta, and Cozumel with the new resort now under construction in Punta Cana, Dominican Republic.  The Company recognized $150,000 of consulting revenue for the year ended December 31, 2007.

NOTE 7 — SALE OF UNCLE SAM’S CASINO

On June 25, 2007, the Company entered into an agreement with the landlord to purchase the leased real property on which it operated Uncle Sam’s Casino in Cripple Creek, Colorado.  The purchase agreement provided that the Company would not be obligated to purchase the real property unless the Company assigned its rights under the purchase agreement to a third party.  On June 26, 2007, the Company entered into an agreement to assign its rights under the purchase agreement and the operating lease.  On July 29, 2007 the Company closed Uncle Sam’s Casino and on July 31, 2007 the Company assigned its rights under the purchase agreement and lease and received an assignment fee of approximately $487,000.  The Company recognized a gain of $477,407 on this transaction that is recorded in the Consolidated Statement of Operations during the year ended December 31, 2007 as a separate line item within Other Income (Expense).  The Company transferred the majority of the equipment and slot machines to the Gold Rush and Gold Diggers casinos in the amount of the net book value of approximately $58,000.  Additionally, the Uncle Sam’s employees were transferred to the Gold Rush and Gold Diggers casinos and the customers were offered incentives to migrate their play at Uncle Sam’s to the Gold Rush and Gold Diggers casinos.

The Company has recorded the transaction involving Uncle Sam’s casino in continuing operations as the Company reviewed SFAS #144 and determined that it did not meet the requirements for accounting as discontinued operations.   The transaction was completed and recorded during the year ended December 31, 2007.

NOTE 8 — SHORT-TERM NOTES PAYABLE

On April 16, 2007, the Company entered into the Third Amendment to the Revolving Credit and Term Loan Agreement with Crown Bank.  The agreement has been amended to extend the maturity date of the $450,000 revolving line of credit to April 30, 2008.  The amendment did not alter the terms of the $2.5 million term loan and the Company made the final payment on the term loan on April 30, 2007.  Additionally, under the amendment, three principal officers of the Company each agreed to increase their personal guarantees of the line of credit from $100,000 to $150,000 plus expenses.  As of December 31, 2007, $450,000 is outstanding under the Revolving Credit facility.

The interest rate is Prime +1%, and not less than 7.5%.  As of December 31, 2007 the interest rate is 8.25%.  At December 31, 2007, the full amount of the line was drawn and outstanding.  Subsequent to December 31, 2007, the line of credit was repaid, see Note 26.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 9 — EARNINGS PER SHARE

For all periods, basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted-average number of common shares outstanding.  Diluted earnings per share for the year ended December 31, 2006, reflect the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding.  The Company had a net loss for the year ended December 31, 2007; therefore a calculation of loss per share on a fully diluted basis would be anti-dilutive, thus stock options and warrants to purchase 8,446,102 common shares were not included in the calculation of loss per share for 2007, but were outstanding at December 31, 2007, see Notes 13 and 14. Additional options and warrants were granted subsequent to December 31, 2007, see Note 26.

The following is a reconciliation of basic and diluted earnings per share:

Year ended December 31, 2006:	Net Earnings (Numerator)	Weighted Average Equity (Denominator)	Earnings Per Share

Basic Earnings per Share	$1,157,211	19,675,779	$.06
Effect of Dilutive Securities:
Outstanding Options and Warrants	—	975,552
	$1,157,211	20,651,331	$.06

Options and warrants to purchase 1,395,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 675,000 shares at $0.65 and options to purchase 50,000 shares of common stock at an exercise price of $0.75 per share were not included in the computation of diluted earnings per share for the year ended December 31, 2006 because the exercise price was greater than the average market price of common shares during the period.  All of these options were outstanding as of December 31, 2006.

NOTE 10 — STOCKHOLDERS’ EQUITY

The Company has authorized the issuance of up to 75,000,000 shares of common stock with a par value of $.001 and up to 30,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with preferences and designations determined by the Board of Directors.  As of December 31, 2007, there were no shares of preferred stock designated or outstanding.  Each share of common stock is entitled to one vote on all matters submitted to shareholders.  Under the terms of a gaming license held by a subsidiary of the Company, the Company has amended its Articles of Incorporation to provide that all shares of common stock are subject to redemption, at the discretion of the Board of Directors, at fair market value if an owner is determined to be a disqualified holder.  A disqualified holder is a stockholder whose ownership of Company stock or refusal to provide information to the Company or any applicable gaming authorities may result in the disapproval, modification or non-renewal of any contract, license or franchise related to the Company’s gaming operations.

During the years ended December 31, 2007 and 2006, the company issued the following shares of common stock:

Year Ended December 31, 2007

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

The securities that were issued in this private placement were not registered under the Securities Act of 1933 but did include registration rights in accordance with the terms of a Registration Rights Agreement dated January 24, 2007 and February 26, 2007 between Southwest and the investors.  Under this agreement, Southwest agreed to register the resale of the shares sold in the private placement, including shares issuable upon exercise of the warrants on a registration statement that became effective on May 11, 2007.  Under the Securities Purchase Agreement, Southwest and the investor parties have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.  If certain of its obligations are not met, Southwest has agreed to make pro-rata cash payments as liquidated damages to each investor.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The private placement resulted in net proceeds to Southwest of approximately $3.94 million, after the deduction of approximately, $150,000 of direct offering expenses. The placement agent agreed to accept the cash portion of its placement agent fee in common stock and warrants on the same terms as the investors, which resulted in the placement agent receiving approximately 517,000 shares of common stock and warrants to purchase an aggregate of approximately 207,000 additional shares of common stock. In addition, the placement agent received a warrant to purchase approximately 277,000 shares of common stock, which is exercisable for a period of five years, beginning six months after the date of issuance, at an exercise price of $1.00 per share.

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

On December 27, 2007, the Company issued 150,000 shares upon exercise of warrants to purchase 150,000 shares of common stock and the receipt of $30,000 in cash.

In October 2007, the Company issued 24,510 shares of common stock in connection with a financing transaction that did not occur.  The shares were valued at $12,500 (also the Company paid and expensed an additional $12,500), see Note 21.

In January 2007, the Company redeemed 357,000 shares, see Note 23.

Year Ended December 31, 2006

On February 16, 2006, the Company issued 100,000 shares upon exercise of warrants to purchase 100,000 shares of common stock and the receipt of $12,000 in cash.

NOTE 11 — OPERATING LEASES

On May 1, 1998, the Company entered into a five-year agreement to lease property located in Cripple Creek, Colorado.  The lease started the first day of the month that Uncle Sam’s began operations, April 9, 1999, and terminated on March 31, 2004.  The lease required payments of $12,000 per month.  During February 2004, the Company extended the lease for an additional five years. The new lease payments are $14,000 per month, expiring March 2009.  The lease agreement includes provisions whereby the Company had the option to purchase the property for $2,000,000 plus 50% of the increase in the fair market value of the building as of the expiration of the initial term.  In July 2007, the Company assigned its rights under the purchase agreement and lease agreement with the lessor to a third-party, see Note 7.

The Company also leases office space for corporate offices.  The lease expires December 31, 2009.  Rent expense was approximately $215,300 and $284,400 for the years ended December 31, 2007 and 2006, respectively.  Future operating lease payments (base rent) required as of December 31, 2007 are as follows:

2008	$110,000
2009	110,000
Total	$220,000

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 12— LONG-TERM OBLIGATIONS

Capital Lease

On April 9, 1999, the Company entered into a 20-year capital lease for the land and buildings relating to The Gold Rush Hotel and Casino and Gold Digger’s Casino.  The amount capitalized is based upon:

Present value of $53,437 monthly payments for 20 years	$5,799,170
Principal due on assumed obligations of outstanding debts	8,707,661
$14,506,831

Under this capital lease, the Company is required to make additional rent payments if the net income from the Gold Rush and Gold Digger’s casinos exceeds certain thresholds stated in the lease. Under the terms of this lease the Company is permitted to allocate a portion of its general overhead expenses to these operations when calculating net income for purposes of determining additional rent due. To date, the Company has not been required to make additional rent payments.

Future minimum lease payments required under the capital leases as of December 31, 2007, are as follows:

2008	$1,524,273
2009	1,265,651
2010	1,111,783
2011	1,077,766
2012	923,396
Thereafter	5,031,146
Total minimum lease payments	10,934,015
Less amount representing interest	(3,681,462)
Present value of minimum lease payments	7,252,553
Less current portion	890,859
Long-term portion	$6,361,694

Crown Bank Term Loan and IGT Note

On October 20, 2005, the Company entered into a term loan to borrow $2.5 million.  The loan was secured by the majority of the Company’s assets.  The interest rate was Prime +1%, not less than 7.5%, and the loan was due April 30, 2007.  The loan required twelve equal monthly principal payments of $208,333 beginning April 1, 2006.  The loan was guaranteed by twelve shareholders of the Company, including three principal officers.

In October 2006, the Company entered into an amendment of its term loan with Crown Bank.  The agreement was amended to allow the Company to repay the remaining principal in seven equal payments beginning November 1, 2006 through April 30, 2007 as opposed to the original agreement under which the Company would have been required to repay the remaining principal in five equal principal payments through March 1, 2007.  The final payment was made in accordance with the amendment in April 2007.  As of December 31, 2007 and 2006 the principal balance outstanding was $0 and $744,049.

On December 23, 2005, the Company negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our three casinos in Cripple Creek, Colorado.  The loan is for a term of 48 months with interest equal to the prime rate (7.25% at December 31, 2007).  As of December 31, 2007 and 2006 the principal balance outstanding was $239,752 and $354,833.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Future minimum principal payments required as of December 31, 2007 are:

2008	$115,081
2009	115,081
2010	9,590

Total:	$239,752

NOTE 13 —STOCK OPTIONS

Stock option plans:

On July 15, 2004, Southwest Casino and Hotel Corp. shareholders approved the Southwest Casino and Hotel Corp. 2004 Stock Incentive Plan that had been adopted by the company’s Board of Directors effective June 1, 2004.  Under the terms of the reorganization completed July 22, 2004, Southwest Casino Corporation assumed the rights and obligations of Southwest Casino and Hotel Corp. under this plan.  The plan permits Southwest Casino Corporation to issue incentive awards to all employees of Southwest Casino Corporation or any of its subsidiaries and any non-employee directors, consultants or independent contractors of the Company or any of its subsidiaries. Incentive awards under the plan include “incentive options” under Section 422 of the Internal Revenue Code of 1986, “non-statutory stock options” that do not qualify for “incentive option” treatment, stock appreciation rights, restricted stock awards, performance units and stock bonuses.  The plan was amended with shareholder approval in June 2007, increasing the number of shares of Southwest Casino Corporation common stock reserved for issuance under the plan from 1,500,000 to 3,000,000.  As of December 31, 2007, 925,000 options were issued and are outstanding.

In addition to the assumption of the 2004 Stock Incentive Plan, Southwest Casino Corporation assumed outstanding non-plan options to acquire shares of Southwest Casino and Hotel Corp. common stock as part of its reorganization.  The Company assumed obligations in the form of stock options to issue 1,575,000 shares of its common stock at a weighted average exercise price of $.62 per share.

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

No options were granted during the year ended December 31, 2007.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

Status of options:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	1,775,000	$0.64
Granted (1)	725,000	$0.66
Forfeited/cancelled/expired	—
Exercised	—
Balance at December 31, 2006	2,500,000	$0.65
Granted	—	$
Forfeited/cancelled/expired	—
Exercised	—
Balance at December 31, 2007	2,500,000	$0.65

Options outstanding at December 31, 2007	2,500,000	$0.65	5.1 years	$—
Options exercisable at December 31, 2007	2,310,417	$0.65	4.8 years	$—

(1) — See Note 19

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Southwest Casino Corporation closing stock price of $0.364 on December 31, 2007, that the option holders would have received had all option holders exercised their options as of that date.  As of December 31, 2007, the Company’s unrecognized share-based compensation related to stock options was approximately $131,000.  This cost is expected to be expensed over a weighted average period of less than one year.  The Company recognized compensation expense during the years ended December 31, 2007 and 2006 of $173,416 and $166,703, respectively.

Subsequent to December 31, 2007, additional options were granted under the 2004 Stock Incentive Plan, see Note 26.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  FSP 123(R)-3 permits the Company to elect from alternative transition methods for calculating the pool of tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R).  No tax benefit has been recorded on the share based compensation expense for the years ended December 31, 2007 and 2006.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 14 — WARRANTS

Status of warrants:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2005	2,087,500	$0.51
Granted	0
Exercised	(100,000)	0.12
Cancelled	(150,000)	0.20
Warrants outstanding as of December 31, 2006	1,837,500	$0.56
Granted	4,258,602	0.64
Exercised	(150,000)	0.20
Cancelled	0
Warrants outstanding as of December 31, 2007	5,946,102	$0.63

As part of the July 22, 2004 reorganization, Southwest Casino Corporation assumed outstanding warrants of Southwest Casino and Hotel Corp. (predecessor parent company which was reorganized in July 2004 with the new parent being Southwest Casino Corporation a public entity, see Note 1) to acquire 1,187,500 shares of the Company’s common stock of which warrants to purchase 387,500 shares with a weighted average exercise price of $0.80 per share remained outstanding as of December 31, 2007.  These warrants expire at various times through July 2009.

At December 31, 2007 and 2006, the Company had 5,946,102 and 1,837,500 shares of common stock reserved for the exercise of warrants that have been granted in connection with debt and equity offerings and in lieu of cash payment for services provided.  The Company received $30,000 and $12,000 during 2007 and 2006, respectively on the exercise of warrants. The warrants expire at various times through 2012.  The Company has not computed any value or recognized any expense for those warrants where the conditions to exercise were considered unlikely to occur.

Sale of Unregistered Securities

In connection with the Securities Purchase Agreement (“SPA”) entered into on January 24, 2007 and February 26, 2007, the Company issued warrants to purchase 2,975,293 shares of common stock to investors and warrants to purchase and an additional 483,309 shares of common stock to the placement agent, see Note 10.

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

The Company reviewed EITF 96-18 “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services “ in determining the fair value of the warrants. The Company valued the warrants based upon the consideration received. The warrants have been valued at $220,000, which is being amortized to consulting expense and additional paid in capital quarterly over the term of the service agreements.  For the year ended December 31, 2007, $105,417 has been expensed.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

NOTE 15 — PROVISION FOR INCOME TAXES

	2007	2006
Current
Federal	$—	$(683,701)
State	—	(88,479)
Total Current		(772,180)

Deferred
Federal	—	89,764
State	—	11,616
Total Deferred	—	101,380

Total	$—	(670,800)

A reconciliation of the income tax provision with amounts determined by applying the federal statutory rate to income before income taxes is as follows:

	2007	2006
Federal statutory income tax rate	34.0%	(34.0)%
State and local income tax rate	4.4%	(4.4)%
Change in valuation allowance	(38.4)%	5.0%
Effective Tax Rate	—%	(33.4)%

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Current deferred tax assets (liabilities)	$—	$—
Non-current deferred tax assets:
Operating loss and contribution carryforwards	1,718,000	1,473,000
Property and Equipment	418,000	329,000
Alternative minimum tax carryforward	58,000	58,000
Total Deferred	2,194,000	1,860,000

Less Valuation Allowance	(2,194,000)	(1,860,000)
Net Deferred Tax Asset	$—	$—

Property and equipment deferred tax asset includes the development and pre-opening expenses capitalized for tax purposes in connection with the development of the racetrack and card room.

As of December 31, 2007, the Company has federal and state net operating loss carryforwards of approximately $4.5 million. These operating losses expire between 2021 and 2027.  The Internal Revenue Code limits the availability of net operating loss carryforwards to offset future taxable income if there has been a “change of ownership” as defined in Section 382 of the Internal Revenue Code.  Such a “change of ownership” could be triggered by sales of the Company’s securities by the Company or its shareholders.  Additionally, the excess of the alternative minimum tax (“AMT”) over regular federal income tax is a tax credit, which can be carried forward indefinitely to reduce future federal income tax liability.  At December 31, 2007, the Company has available $58,000 of AMT credit carryforward.  The income tax rate does not correspond to statutory tax rates due to the difference in the valuation allowance for deferred tax assets.

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

The Company does not have any unrecorded tax benefits as of January 1, 2007 or December 31, 2007.

The Company’s tax returns for the tax years 2003 through 2006 remain subject to examination by major tax jurisdictions.  However, as the Company has net operating losses from prior years these tax returns can also be examined once these net operating losses are utilized in future tax filings.

Management evaluated its probable ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate as of December 31, 2007 and 2006 based upon the uncertainty and ultimate termination of the Company’s management contract with the Cheyenne and Arapaho Tribes, see Note 5.  As a result of this evaluation, a tax benefit was reduced by a comparable valuation allowance for the year ended December 31, 2007.  As of December 31, 2007 and 2006 the Company’s deferred tax asset is zero.

At December 31, 2003, the Company established a deferred tax asset relating to net operating losses.  As of December 31, 2005, management evaluated all evidence and determined that a portion of the deferred tax assets relating to net operating losses would be utilized in 2006 based upon forecasted income for the Company in 2006.  During the year ended December 31, 2006, the Company recorded a tax provision to reduce the previously established deferred tax asset.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 16 — RELATED PARTY TRANSACTIONS

In addition to $140,000 of unpaid bonuses to officers, see Note 24, the Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $122,467 as of December 31, 2007 and 2006, relating to periods prior to December 31, 2003.  At its meeting on April 26, 2006, the independent members of the Company’s Board of Directors approved one-time payments to James Druck, CEO, Thomas Fox, President, and Jeffrey Halpern, Vice President of Government Affairs, as partial repayments of the Company’s outstanding liabilities for their unpaid salaries, the majority of which is from years before 1998.  The Board approved payments of $50,000 to Mr. Druck and Mr. Halpern and $10,000 to Mr. Fox.  The Company made these payments to Mr. Halpern on April 28, 2006 and Mr. Druck and Mr. Fox on May 15, 2006.

James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director each participated in our private placement of common stock with accompanying warrants that closed on January 24 and February 26, 2007.  See Note 10.

During the year ended December 31, 2006, the Company paid Berc & Fox Limited $17,950 for tax and accounting services.  North Metro paid Berc & Fox Limited $975 during the years ended December 31, 2006 for tax services.  The operations of Berc & Fox were acquired in January 2007 by Virchow Krause, Ltd.  Thomas Fox, our President, is a shareholder and officer in Berc & Fox Limited.  In 2007, as a result of the sale of Berc & Fox Limited, certain furniture and equipment were acquired from Berc & Fox Limited by the Company in the amount of $25,000.  This amount is included in accounts payable at December 31, 2007.  Subsequent to the year ended December 31, 2007 this furniture and equipment was sold to North Metro for $25,000.

As of December 31, 2007 the Company has a receivable due from North Metro of approximately $41,000 for reimbursement of salary, benefits and travel.  This amount was subsequently paid to the Company by North Metro.

During the year ended December 31, 2007, the Company paid Jennifer Sparlin Druck $1,000 for entertainment services at the Gold Rush Palladium.  No amounts were paid during 2006.  Ms. Druck is the wife of James Druck, an officer of the Company.

NOTE 17 — PROJECT DEVELOPMENT COSTS

The Company continues to pursue additional gaming opportunities and as a result continues to incur project development expenses.  For the years ended December 31, 2007 and 2006, development expenses were $374,384 and $290,623.

NOTE 18 — SEGMENTED INFORMATION

The Company has grouped its operations into three segments, Casino Operations, Casino Management and Project Development.  The segment Casino Operations includes the Company’s operations in Cripple Creek, Colorado where the Company operates two casinos and an outdoor amphitheatre.  In July 2007 the Company disposed of a casino, see Note 7.  The segment Casino Management relates to our management and consulting business.  The segment Project Development relates to the Company’s investments in projects under development including any acquisition efforts. These include North Metro; see Note 4, and other development activities and their related specific costs.  Corporate expenses are included as a reduction in Casino Management income.  Corporate expenses have not been allocated to Casino Operations or Project Development.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Segmented information related to the year ended December 31, 2007 follows:

	Casino Operations	Casino Management	Project Development	Total
Revenues	$15,820,631	$3,716,109	$—	$19,536,740
Interest revenue	131	3,290	—	3,421
Interest expense	794,714	82,871	—	877,585
Depreciation & amortization	1,505,089	276,481	—	1,781,570
Impairment loss, see Note 5		400,435		400,435
Segmented profit (loss) before income taxes	753,554	(823,003)	(1,424,250)	1,493,699
Income tax expense (benefit)	—	—	—	—
Gain on disposition of casino (included in above segment profit (loss) before income taxes), see Note 7	477,407			477,407
Write-off of acquisition and financing costs (included in above segment profit (loss) before income taxes), see Note 21			613,372	613,372
Loss of unconsolidated subsidiary, net of tax benefit (included in above segment profit (loss) before income taxes), see Note 4			436,494	436,494
Investment in unconsolidated subsidiary, see Note 4			7,218,720	7,218,720
Total segmented assets	12,294,773	378,874	7,221,720	19,895,367
Expenditures for segmented assets	342,771	24,609	2,601,194	2,968,574

Segmented information related to the year ended December 31, 2006 follows:

	Casino Operations	Casino Management	Project Development	Total
Revenues	$15,609,228	$5,865,680	$—	$21,474,908
Interest Revenue	659	2,190	—	2,849
Interest Expense	844,465	359,831	—	1,204,296
Depreciation & amortization	1,646,473	523,517	—	2,169,990
Segmented profit (loss) before income taxes	91,007	2,210,500	(473,496)	1,828,011
Income tax expense (benefit)	30,487	737,672	(97,359)	670,800
Loss of unconsolidated subsidiary, net of tax benefit (included in above segment profit (loss) before income taxes)			182,873	182,873
Investment in unconsolidated subsidiary			5,054,020	5,054,020
Total segmented assets	12,942,003	833,926	5,079,020	18,854,949
Expenditures for segmented assets	417,948	9,707	1,000,326	1,427,981

Corporate expenses are included as a reduction in Casino Management income.  Corporate expenses have not been allocated to Casino Operations or Project Development.

During the years ended December 31, 2007 and 2006 we recognized revenues of $3,566,109 and $5,865,680, respectively, included in the operating segment Casino Management which related to our management contract with the Cheyenne and Arapaho Tribes of Oklahoma which terminated effective August 17, 2007, see Note 5.

NOTE 19 — BOARD OF DIRECTORS

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

will remain exercisable, to the extent vested at the time service terminated, for 90 days. If a change in control of Southwest occurs, as defined in the Company’s 2004 Stock Incentive Plan, the option will immediately vest in full and remain exercisable for the entire 10-year term.

Subsequent to December 31, 2007, additional options were granted, see Note 26.

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

On February 1, 2006, the Board of Directors established a Compensation Committee and a Nominating Committee.  On November 5, 2007 the Board broadened the Nominating Committee’s responsibilities and renamed it Governance and Nominating Committee. The Board elected Gus Chafoulias and David Abramson as its members and elected Gus Chafoulias as its Chair. The Board elected Jim Holmes and Gregg Schatzman to serve on the Compensation Committee and elected Gregg Schatzman as its Chair.

NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes it is not practical to estimate the fair value of its investment in North Metro because there is no established market for these securities and it is inappropriate to estimate future cash flows because they are dependent on the ability of North Metro to develop, construct and then generate earnings from the operation of its proposed harness track and card room.  There were no other financial instruments with significant differences between the carrying amount and the fair value due to the short maturity of the instruments.

NOTE 21 — ACQUISITION AND FINANCING COSTS

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

The Company also incurred financing costs with a lender in the amount of approximately $461,722.  These financing costs were initially associated with the financing of the Company’s efforts to acquire the Double Eagle, which ceased effective June 30, 2007, but negotiations then continued for alternate financing.  As a result of the termination of the management agreement with the Cheyenne and Arapaho Tribes of Oklahoma, effective August 17, 2007, the financing contemplated with this lender did not occur and the arrangement was terminated.

In October 2007, the Company incurred additional financing costs of $25,000, see Note 10.

The Company wrote-off amounts related to the acquisition described above and financing costs of $613,372 included as a separate line item within Other Income (Expense) in the Consolidated Statement of Operations for the year ended December 31, 2007.

NOTE 22 — SETTLEMENT AGREEMENT

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 23 — REDEMPTION OF SECURITIES

The Company redeemed 357,000 shares of common stock in accordance with Article XI of the Company’s Articles of Incorporation effective January 22, 2007.  The shares were redeemed at a price of $0.90 per share based upon the closing stock price of the Company’s common stock as reported on January 22, 2007.  The Company recorded the redemption as a reduction to stockholders’ equity for the buy back of shares.  The shares of common stock are included in Treasury Stock in the Consolidated Statements of Changes in Stockholders’ Equity as of December 31, 2007.

NOTE 24 — COMMITMENTS AND CONTINGENCIES

In 2004, the Company purchased player tracking software and slot accounting software from IGT.  On December 29, 2005, the Company entered into an agreement with IGT to finance $460,324 of the purchase price for this system over 48 months with interest rate equal to the prime rate, which was 7.25% at December 31, 2007 (see Note 12).  In addition, the Company agreed to purchase additional software for $200,000, which will allow the Company to offer bonusing to its customers.  The purchase is contingent upon IGT receiving necessary approvals for the bonusing system from the Colorado Division of Gaming.

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

Bonuses:

On March 27, 2007 the board of directors approved performance bonuses to officers and employees of the Company in the amount of $385,000, which amount was recorded as an expense effective that date.  Of that amount, the Company has paid $210,000 during the year ended December 31, 2007.  Bonuses in the amount of $175,000 were to be paid on or after July 1, 2007 when management determines the Company has sufficient financial resources for payment.  Unpaid bonuses in the amount of $175,000 are reflected as a liability at December 31, 2007.

Legal Matters:

Alleged Breach of Gaming Management Agreement

On July 24, 2007, the Governor of the Cheyenne and Arapaho Tribes of Oklahoma delivered notice to Southwest that on July 13, 2007 he had initiated an arbitration proceeding against Southwest for alleged breach of the Third Amended and Restated Gaming Management Agreement under which Southwest then managed two casinos for the Tribes.  On November 2, 2007, Southwest filed a counterclaim in this proceeding alleging a breach of the Gaming Management Agreement by the tribal Governor. The three-member arbitration panel for this proceeding was appointed in February 2008.  A scheduling conference with the arbitration panel occurred on March 11, 2008. Preliminary pleading documents are to be submitted to the arbiters during April 2008.

In the arbitration demand, the Governor alleged that Southwest breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with Southwest’s efforts to extend its gaming management relationship with the Tribes, which terminated on August 17, 2007. The Governor sought termination of the agreement and $10 million in damages.  Southwest does not believe it has improperly interfered wiath or attempted to influence internal governmental decisions of the Tribes and Southwest intends to vigorously defend itself in this arbitration proceeding. Under its Gaming Management Agreement with the Tribes, Southwest was permitted to oppose, publicly or privately, any action by the Tribes that Southwest believes is not in the best interest of the Tribal gaming operations. Southwest believes that all of the actions it has taken on behalf of the gaming operations it managed or as part of its efforts to extend its gaming management relationship with the Tribes are consistent with that provision.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

In its counterclaim, Southwest alleges that the Governor of the Tribes breached the Management Agreement by refusing to negotiate in good faith for an extension and expansion of the gaming management relationship between Southwest and the Tribes.  Southwest asserts that the Management Agreement required the Tribes to negotiate this extension and expansion after Southwest led the Tribes’ successful efforts to negotiate and enter into a compact for expanded gaming with the State of Oklahoma in April 2005.

The Company does not expect any material adverse consequence from this action. Accordingly, no provision has been made in the financial statements for any such losses.

Theft and Distribution of Surveillance Video from Lucky Star Clinton casino

On August 24, 2007, Southwest Casino and Hotel Corp., as exclusive manager of the Lucky Star casinos of the Cheyenne and Arapaho Tribes of Oklahoma filed a lawsuit against Doris Thunderbull, Darrell Flyingman, in his individual capacity, and John Does No. 1 and 2 alleging theft (conversion) of confidential surveillance video from the Lucky Star — Clinton casino and subsequent copyright infringement and defamation in connection with the posting of the stolen video on the website YouTube.com and widespread distribution of DVDs containing the video by mail.  Southwest initially sought an emergency temporary restraining order barring further distribution of the video. That request was denied on August 27, 2007 and Southwest withdrew its request for restraining order on September 24, 2007.  Southwest continues to pursue claims for conversion, copyright infringement, and tortuous interference with contract, defamation, and conspiracy against the defendants.

On January 14, 2008, the Mr. Flyingman, as Governor of the Tribes, filed a declaratory judgment action in Cheyenne and Arapaho Trial Court asserting that the Tribes, not Southwest owned the surveillance footage and the copyright in it.  Southwest filed an answer to the complaint asserting the tribal court did not have jurisdiction and a motion to compel arbitration of the matter on February 15, 2008.

On February 13, 2008, the Federal District Court issued a stay of the proceedings before the Federal Court pending resolution of the Tribal court proceeding.

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

NOTE 25 — MANAGEMENT CONTRACT WITH OTOE-MISSOURIA TRIBE OF INDIANS

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

On July 11, 2007, the NIGC delivered a letter to Southwest and the Chairman of the Tribe requesting that we submit a revised management agreement or withdraw the request for approval of the current agreement within 30 days.  Southwest met with representatives of the Tribe’s Economic Development Authority (“OMDA”) on August 6, 2007 and discussed the status of the management agreement.  The OMDA told the Company they do not intend to go forward with the management agreement and as such the Company has withdrawn the request for NIGC review of this management agreement. The Company continues to seek reimbursement from the Otoe-Missouria of expenses incurred by Southwest while working with the Tribe in 2006.  In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” the potential reimbursement if it is received will be recorded in the period it is received.

NOTE 26 — SUBSEQUENT EVENTS

Crown Bank Loan:

On March 7, 2008, the Company entered into a series of eight promissory notes with Crown Bank of Minneapolis, Minnesota.  Under the Notes, Crown Bank loaned the Company an aggregate $1.55 million.  Each of the Notes accrues interest at a floating rate of prime plus 1.5 percent, with a minimum interest rate of 7.0 percent (currently 7.0%).  Under the Notes, the Company will make monthly payments of interest only until January 11, 2009.  Beginning February 11, 2009, the Company will repay the outstanding principal balance and accrued interest in

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

12 equal monthly installments with the final payment due January 11, 2010.  The Company may prepay any outstanding amounts under the Notes at any time without premium or penalty.

Each of the Notes is co-signed by a shareholder of the Company.  Each of these co-signers is fully obligated to Crown Bank and individually liable for the principal amount and any accrued and unpaid interest and costs outstanding under the co-signed note.  As a condition to entering into the Notes, Crown Bank required James Druck, Chief Executive Officer, Thomas Fox, President and Chief Operating Officer, and Jeffrey Halpern, Vice President of Government Affairs of the Company to increase their previously existing $150,000 personal guarantees of the Company’s outstanding $450,000 line of credit to $250,000 and extend those guarantees to cover both the line of credit and the promissory notes through their respective repayment terms.

The promissory notes contain customary events of default, including, without limitation, payment defaults, insolvency or bankruptcy, death or incompetency of a co-signer, business termination, misrepresentation, monetary judgment defaults and other material changes.

In consideration of co-signing the promissory notes or increasing and extending personal guarantees to cover the promissory notes, the Company issued five-year fully exercisable warrants to purchase an aggregate of 2,300,000 shares of its common stock at an exercise price of $0.39 per share to the shareholder co-signers and Mr. Druck, Mr. Fox and Mr. Halpern.  Each co-signer received a warrant to purchase one share of Southwest Casino Corporation common stock for each $1.00 in principal amount of the promissory note co-signed by that shareholder.  In consideration of the increase in the amount and extension of the term of their respective guarantees, Mr. Druck, Mr. Fox and Mr. Halpern each received warrants to purchase one share of Southwest Casino Corporation common stock for each $1.00 of guarantee, or 250,000 shares.  The $0.39 per share exercise price of these warrants represented the average closing market price of one share of Southwest Casino Corporation’s common stock over the 5 trading days preceding the closing of the loan transaction.  Warrant holders also received the right to have the shares of Southwest Casino Corporation common stock purchasable upon exercise of their warrants included in any registration statement that Southwest Casino Corporation may file in the future (“piggy-back rights”) under the terms of a separate Registration Rights Agreement dated March 7, 2008.

In further consideration of co-signing the promissory notes, the Company also entered into a Pledge Agreement with the co-signers and guarantors under which it pledged its shares of Southwest Casino and Hotel Corp. to the co-signers and guarantors to secure any liabilities or obligations they may incur under the promissory notes.  The co-signers’ and guarantors’ right to recovery under the Pledge Agreement is limited to the actual costs paid by the co-signers or guarantors and subject to a prior security interest in the membership interests of North Metro Harness Initiative, LLC that Southwest Casino & Hotel owns, as well as the terms of the North Metro Harness Initiative, LLC Member Control Agreement.

The Company, the co-signers, and Messrs. Druck, Fox and Halpern also entered into a Contribution Agreement dated March 7, 2008.  Under the Contribution Agreement, the Company agreed to reimburse to any co-signer or guarantor any amount paid in connection with the promissory notes for reason other than Southwest’s inability to pay.  If Southwest is unable to repay the notes, each of the co-signers and Mr. Druck, Mr. Fox and Mr. Halpern agreed in the Contribution Agreement to indemnify each other so that any payments made by co-signers or guarantors will be made in proportion to the original principal amount of the promissory note co-signed or personal guarantee given to the total amount of all promissory note and loan guarantees.

The Company intends to use the proceeds from the loan transaction for general working capital, including additional membership contributions to North Metro Harness Initiative, LLC if required under the terms of the construction financing for that facility or agreed to between the members of North Metro Harness Initiative.  The Company has reserved from the proceeds of the loan $96,875 to make the estimated interest-only payments due under the notes through January 11, 2009.  The Company will record the transaction in the first quarter of fiscal year 2008, which will include a valuation of the warrants given in connection with the debt financing.  The Company is in the process of valuing the warrants.

Other:

During January and February 2008, the Company pursued a financing alternative to the Crown Bank loan discussed above. The Company was unable to agree upon the terms with the lender and the company ultimately chose not to continue negotiations with the lender. The Company incurred costs in connection with this financing of approximately $200,000 that will be expensed during the first quarter of fiscal year 2008.

Option grant to employees, directors and consultant:

On March 20, 2008, the Board of Directors awarded options to purchase an aggregate of 1,192,500 shares of the Company’s common stock to executive officers and employees of the Company.  All of the options were granted under the Company’s 2004 Stock Incentive Plan.  The options have a 10-year term and an exercise price $0.48 per share, the closing market price for one share of the Company’s common stock on

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

the date of grant.  The options were immediately exercisable with respect to 25% of the shares awarded and become exercisable with respect to the remaining shares in equal installments on the last day of each fiscal quarter over a three-year period.

Also on March 20, 2008, the Board of Directors granted options to purchase 675,000 shares of the Company’s common stock to the independent members of the Board.  These options were also granted under the Company’s 2004 Stock Incentive Plan.  The options have a 10-year term and an exercise price $0.48 per share, the closing market price for one share of the Company’s common stock on the date of grant.  The options become exercisable in equal installments on the last day of each fiscal quarter beginning on the last day of the fourth quarter of 2008 (the first quarter after the options granted to our independent directors on January 10, 2006 are fully vested), over a three-year period.

The Board of Directors awarded two non-qualified options to purchase 50,000 shares of Southwest common stock each to a consultant to the company on March 20, 2008.  These options are also granted under the company’s 2004 Stock Incentive Plan, have a 10-year term, and an exercise price of $0.48 per share.  These options become exercisable upon Southwest’s achievement of certain goals related to the services provided by the consultant to Southwest.

The Company is in the process of valuing the options granted March 20, 2008 and will disclose and begin to recognize that value in its financial statements for the first quarter of 2008.

Crown Bank Line of Credit:

As a result of securing the financing described above, the Company repaid the $450,000 outstanding under the line of credit from Crown Bank on March 25, 2008, see Note 8.

Item 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A(T).    CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer, who serves as our principal executive officer, and our President and Chief Operating Officer, who serves as our principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control Over Financial Reporting

During our last fiscal quarter of 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.         OTHER INFORMATION.

Not applicable.

PART III

Item 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers, their ages and the offices they held with Southwest Casino Corporation, as of March 12, 2008, are as follows:

Name	Age	Position
James B. Druck	66	Chief Executive Officer and Director

David H. Abramson	66	Director

Gus A. Chafoulias	72	Director

Jim Holmes	65	Director

Gregg P. Schatzman	54	Director

Thomas E. Fox	60	President and Chief Operating Officer

Jeffrey S. Halpern	65	Vice President of Government Affairs and Secretary

Brian L. Foster	39	Vice President of Native American Operations

Tracie L. Wilson	41	Chief Financial Officer

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

Brian L. Foster.  Brian Foster is our Vice President of Native American Operations and managed our Native American gaming operations in Oklahoma.  In addition to these titles, Mr. Foster was the General Manager of the Lucky Star Casino, an enterprise of the Cheyenne and Arapaho Tribes of Oklahoma from 1995 to August 17, 2007.  Mr. Foster was also the Chairman of the Oklahoma Indian Gaming Association from 2003 to 2007 and served as that organization’s Vice Chairman in 2000 and 2001.

Tracie L. Wilson.  Tracie Wilson joined Southwest on June 7, 2006 as our Chief Financial Officer.  Ms. Wilson has also served as Chief Financial Officer of Southwest Casino and Hotel Corp. since June 7, 2006.   Before joining Southwest, Ms. Wilson served as a consultant to and, most recently, as the Director of Financial Reporting for Lakes Entertainment, Inc. where she had worked since January 2005.  From December 1999 through December 2004, Ms. Wilson held positions as Director of Finance and as Vice President of Finance and Treasurer of Netco Communications Corporation, a global network information technology company.  Before joining Netco Communications, Ms. Wilson served as a CPA in the public accounting firms of Grant Thornton LLP and Deloitte & Touche LLP from 1989 to 1999. Ms. Wilson is a Certified Public Accountant (inactive license holder) and received a Bachelor of Science in Business from the University of Colorado.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to Forms 3, 4 and 5 furnished to us during our most recent fiscal year, we are not aware of any director, officer, or beneficial owner of more than 10 percent of any class of our registered securities that failed to file on a timely basis, as disclosed in Forms 3, 4 and 5 and amendments to those Forms, reports required under Section 16(a) of the Securities Exchange Act of 1934 during 2007.

Code of Conduct and Ethics for Employees, Officers and Directors

Effective December 20, 2007, our Board of Directors adopted a revised Code of Conduct and Ethics for Southwest’s directors, officers and employees.  The revised Code of Conduct and Ethics supercedes the Code of Conduct of the Company adopted on or before June 29, 2004.

The revised Code of Conduct and Ethics significantly expands upon the prior Code of Conduct to be more consistent with our focus on integrity and ethical conduct in our business dealings with players, the investing public, regulators, vendors and employees.  The revised Code of Conduct and Ethics documents our expectations with regard to: Compliance with Laws, Rules and Regulations; Conflicts of Interest; Insider Trading; Corporate Opportunities; Competition and Fair Dealing; Discrimination and Harassment; Health and Safety; Record-Keeping; Confidentiality; Protection and Proper Use of Southwest’s Assets; Payments to Government Personnel; Corporate Disclosures; and Waivers of the Code of Conduct and Ethics.  The revised Code of Conduct and Ethics also addresses methods for employees to report violations of the revised Code, including providing for confidential, anonymous reporting of violations by telephone or through the Internet.

A copy of the revised Code of Conduct and Ethics was filed as Exhibit 14.1 to the Current Report on Form 8-K we filed on December 24, 2008.

Item 10.            EXECUTIVE COMPENSATION

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our principal executive officer and our two other highest paid executive officers during the Southwest Casino Corporation fiscal year ended December 31, 2007. We will provide a copy of our revised Code of Conduct and Ethics to any person, without charge, upon written request submitted to our office at 2001 Killebrew Drive, Suite 350, Minneapolis, MN 55425, Attn: Investor Relations. We intend to disclose any amendments to and any waivers from a provision of our Code of Conduct and Ethics on a Form 8-K with the SEC.

SUMMARY COMPENSATION TABLE

Name And		Salary		Bonus	Stock Award(s)	Option Awards	Nonequity Incentive Plan Compensation	Non qualified deferred compensation earnings	All Other Compensation		Total
Principal Position	Year	($)		($)	($)	($)	($)	($)	($)		($)
James B. Druck,	2007	243,100		55,000	—	—	—	—	48,637	(2)	346,737
CEO & Director	2006	220,000	(1)	—	—	—	—	—	44,988	(2)	264,988

Thomas E. Fox,	2007	243,100		55,000	—	—	—	—	42,200	(2)	340,300
President & COO	2006	220,000	(1)	—	—	—	—	—	31,961	(2)	251,961

Brian L. Foster,	2007	46,500	(3)	192,422	—	—	—	—	17,536	(4)	256,458
VP Native American Operations -	2006	—	(3)	203,790	—	—	—	—	14,746	(4)	218,536

(1)          Does not include $50,000 paid to Mr. Druck and $10,000 paid to Mr. Fox during the second quarter of 2006 as partial payment of salary earned in years before 1998 but not paid.

(2)          Consists of company paid medical, dental, life and disability insurance, 401(k) matching funds, and a car allowance.

(3)          Mr. Foster managed two gaming facilities owned by the Cheyenne and Arapaho Tribes of Oklahoma until August 17, 2007.  Mr. Foster also received compensation, including a salary, directly from the Cheyenne and Arapaho Tribes of Oklahoma tribal enterprises.

(4)          Consists of company paid medical, dental, life and disability insurance, and 401(k) matching funds.

James Druck Employment Agreement

In July 2004, we entered into an employment agreement with James B. Druck under which Mr. Druck serves as our Chief Executive Officer. The initial term of this agreement continued until July 1, 2006, after which the term renews automatically for additional one-year periods unless terminated earlier by either party. Under this agreement, Mr. Druck receives a base salary of $220,000 per year, an automobile allowance of $1,000 per month, and is eligible for an additional performance bonus if granted by our Board of Directors.  Any adjustment to base salary will be determined by the Board of Directors.  Effective April 1, 2007, the base salary was increased to $250,800 per year.  Bonuses are discretionary and no bonus was awarded during fiscal year 2006.  Our Board of Directors approved bonus payments of $110,000 at its meeting on March 13, 2007.  The initial $55,000 of that bonus was paid on March 31, 2007 and the remaining $55,000 will be paid on or after July 1,

2007, at such time as management determines that Southwest has sufficient financial resources for the payments.  As of December 31, 2007 the $55,000 remaining bonus payment is included in accrued liabilities on the Consolidated Balance Sheet.  This is the first bonus or salary increase awarded to Mr. Druck since entering into their employment agreements in 2004.  Under the employment agreement Mr. Druck was also granted a non-plan option to purchase 300,000 shares of our common stock at a price of $1.00 per share that is now fully vested.    After the initial two-year term of the agreement if Mr. Druck is terminated without cause, in connection with a change in control of the company, or if Mr. Druck terminates his employment for “good reason”, Mr. Druck may elect to continue employment with us in a diminished capacity. If Mr. Druck so elects, Mr. Druck will continue to receive his base salary and medical benefits for 12 months. After 12 months, Mr. Druck will receive a salary of not less than $25,000 and continuing medical benefits.  Mr. Druck is also subject to customary assignment of inventions, confidentiality, non-solicitation and non-compete provisions.

Thomas Fox Employment Agreement

In July 2004, we entered into an employment agreement with Thomas E. Fox under which Mr. Fox serves as our President and Chief Operating Officer. The initial term of this agreement continued until July 1, 2006, after which the term renews automatically for additional one-year periods unless terminated earlier by either party. Under this agreement, Mr. Fox receives a base salary of $220,000 per year, an automobile allowance of $1,000 per month, and is eligible for an additional performance bonus if granted by our Board of Directors.  Any adjustment to base salary will be determined by the Board of Directors.  Effective April 1, 2007; the base salary was increased to $250,800 per year.  Bonuses are discretionary and no bonus was awarded during fiscal year 2006.  Our Board of Directors approved bonus payments of $110,000 at its meeting on March 13, 2007.  The initial $55,000 of that bonus was paid on March 31, 2007 and the remaining $55,000 will be paid on or after July 1, 2007, at such time as management determines that Southwest has sufficient financial resources for the payments.  As of December 31, 2007 the $55,000 remaining bonus payment is included in accrued liabilities on the Consolidated Balance Sheet.  This is the first bonus or salary increase awarded to Mr. Fox since entering into their employment agreements in 2004.  Under the employment agreement Mr. Fox was also granted a non-plan option to purchase 300,000 shares of our common stock at a price of $1.00 per share that is now fully vested.    After the initial two-year term of the agreement if Mr. Fox is terminated without cause, in connection with a change in control of the company, or if Mr. Fox terminates his employment for “good reason”, Mr. Fox may elect to continue employment with us in a diminished capacity. If Mr. Fox so elects, Mr. Fox will continue to receive his base salary and medical benefits for 12 months. After 12 months, Mr. Fox will receive a salary of not less than $25,000 and continuing medical benefits.  Mr. Fox is also subject to customary assignment of inventions, confidentiality, non-solicitation and non-compete provisions.

Change in Control Arrangements.

Under our employment agreements with Mr. Druck and Mr. Fox, if either of them is terminated within nine months after a change in control occurs, they may elect to continue their employment with us in a diminished capacity and receive continuing salary and medical benefits at his then base rate for 12 months after which his salary may be reduced to not less than $25,000 with continuing medical benefits.  In addition, any unexpired stock options will vest immediately.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table provides information regarding unexercised options for our named executive officers that remain outstanding at December 31, 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise price ($/share)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Shares that have not Vested (#)	Equity Incentive Plan Awards; Market Value of Shares or Units of Stock that have not Vested ($)
James Druck	300,000	(1)(2)	—	—	1.00	6/30/2009	—	—	—	—

Thomas Fox	300,000	(1)(2)	—	—	1.00	6/30/2009	—	—	—	—

Brian Foster	250,000		—	—	0.12	12/7/2013	—	—	—	—

(1)          Does not include warrants issued to Mr. Druck, Mr. Fox or parties in which Mr. Fox has a beneficial ownership interest in connection with (a) their participation in our October 2005 private placement of warrants in connection with guaranteeing a $2.5 million term loan with Crown Bank that was paid in full in April 2007, (b) our January and February 2007 private placement of common stock with accompanying warrants, and (c) their participation our March 2008 private placement of warrants in connection with guaranteeing a $1.55 million loan with Crown Bank.

(2)          Does not include options to purchase 170,000 shares of our common stock awarded to each of Mr. Druck and Mr. Fox on March 20, 2008.  These options were issued under our 2004 Stock Incentive Plan.  The exercise price under each of these options is $0.48 per share, the closing market price for one share of Southwest Casino Corporation common stock on the grant date.  The options became exercisable immediately with respect to 42,500 shares and will become exercisable with respect to the remaining shares in equal installments on the last day of each fiscal quarter over a three-year period.

DIRECTOR COMPENSATION

The following table states information concerning the compensation of members of our Board of Directors during the fiscal year ended December 31, 2007.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
David H. Abramson(1)	$14,500	—	—	—	—	—	$14,500
Gus A. Chafoulias(2)	$14,000	—	—	—	—	—	$14,000
Jim Holmes (2)	$14,000	—	—	—	—	—	$14,000
Gregg P. Schatzman(2)	$14,500	—	—	—	—	—	$14,500

 (1)       As of December 31, 2007, Mr. Abramson had options to acquire an aggregate of 225,000 shares of common stock at a price of $0.65 per share outstanding that had been awarded to him in 2006 in connection with his service as an independent director and Chairman of the Audit Committee of the Board of Directors.  Does not include options to purchase an aggregate of 225,000 shares of common stock at a price of $0.48 per share that were awarded to Mr. Abramson on March 20, 2008 in connection with his continued service as an independent director and Chairman of the Audit Committee.

(2)          As of December 31, 2007, Messrs. Chafoulias, Holmes and Schatzman each had options to acquire an aggregate of 150,000 shares of common stock at a price of $0.65 per share outstanding that had been awarded to them in 2006 in connection with their service as independent directors.  Does not include options to purchase 150,000 shares of common stock at a price of $0.48 per share that were awarded to each of Messrs. Chafoulias, Holmes and Schatzman on March 20, 2008 in connection with their continued service as independent directors.

Our Board of Directors consists of four independent, non-employee directors and James Druck, our CEO. Mr. Druck does not receive any additional compensation for his service as a director.

Beginning in the first quarter of 2006, the non-employee members of our Board of Directors receive a quarterly retainer of $2,500, with an initial retainer of $5,000 paid for the fourth quarter of 2005, their first quarter of service. Each director also received a non-qualified option to purchase 150,000 shares of Southwest common stock under our 2004 Stock Incentive Plan. These options were granted on January 10, 2006 and have an exercise price of $0.65 per share. The options become exercisable in 12 equal quarterly installments on the last day of each quarter over three years. We also pay directors meeting fees of $1,000 for each in-person meeting and $500 for each telephonic meeting at which formal action is taken by our board or any committee of the board. These meeting fees do not apply to one in-person meeting of the Board of Directors and one meeting of each committee on which a board member serves each quarter. The increased retainer during the first quarter of a director’s service is intended to compensate the director for the extra time and meetings required to orient a director to Southwest and the work of our Board.

We also issued a non-qualified option to purchase 75,000 shares of Southwest common stock, on the same terms as described above, to David Abramson to compensate him for his work as Chairman of the Audit Committee of the Board of Directors.

On March 20, 2008, we issued additional non-qualified options to purchase 150,000 shares of our common stock under our 2004 Stock Incentive Plan to each of our independent directors.  These options have an exercise price of $0.48 per share and become exercisable in 12 equal quarterly installments on the last day of each quarter over three years beginning on the last day of the fourth quarter of 2008 (the first quarter after the options granted to our independent directors on January 10, 2006 are fully vested).  We also issued an additional non-qualified option to purchase 75,000 shares of our common stock, on the same terms, to David Abramson to compensate him for his work as Chairman of the Audit Committee of the Board of Directors.

Item 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table states the information known to us with respect to the beneficial ownership of our common stock as of March 20, 2008 for (1) each person known by us to beneficially own more than 5% of our common stock, (2) each of our executive officers, (3) each of our directors, and (4) all of our executive officers and directors as a group.

Shares are deemed “beneficially owned” by a person if that person, directly or indirectly, has sole or shared power to vote or to direct the voting of those shares or sole or shared power to dispose or direct the disposition of those shares.  Except as otherwise indicated, we believe that each of the beneficial owners of our capital stock listed below, based on information provided by these owners, has sole dispositive and voting power with respect to its shares, subject to community property laws where applicable, except as descried in the notes below.  Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by that person or group.

	Common Stock
Name and Address	Number		Percent
James B. Druck (1)	2,259,825	(2)	8.0%
David H. Abramson (3)	273,250	(4)	1.0%
Gus A. Chafoulias (5)	962,186	(6)	3.4%
Jim Holmes (1)	137,500	(7)*
Gregg P. Schatzman (1)	137,500	(7)*
Thomas E. Fox (1)	2,683,870	(8)	9.5%
Jeffrey S. Halpern (1)	2,331,105	(9)	8.3%
Brian L. Foster (1)	250,000	(10)*
Tracie L. Wilson (1)	91,929	(11)*
All executive officers and directors as a group (9 persons)	9,127,165	(12)	29.4%

* Less than 1 percent

(1)          Address: 2001 Killebrew Drive, Suite 350, Minneapolis, MN 55425

(2)          Includes (i) 100,000 shares held by Mr. Druck’s wife, (ii) 353,125 shares of common stock issuable upon exercise of options, and (iii) 327,200 shares issuable upon exercise of warrants.

(3)          Address:  Parkdale Plaza, 1660 S. Highway 100, Suite 500, Minneapolis, MN 55416.

(4)          Includes 206,250 shares issuable upon exercise of stock options and 12,000 shares issuable upon exercise of a warrant.

(5)          Address:  121 23rd Avenue SW, Rochester, MN 55902.

(6)          Includes 137,500 shares issuable upon exercise of stock options and 522,728 shares issuable upon exercise of warrants.

(7)          Consists of 137,500 shares issuable upon exercise of stock options.

(8)          Includes: (i) 159,152 shares held by F&B Properties, a partnership in which Mr. Fox is a 50% general partner; (ii) 181,819 shares held by BFL General Partnership, a partnership in which Mr. Fox is a general partner, (iii) 353,125 shares issuable upon exercise of stock options; (iv) 300,000 shares issuable upon exercise of warrants; (v) 54,546 shares issuable upon exercise of a warrant held by F&B Properties; and (vi) 72,728 shares issuable upon exercise of a warrant held by BFL General Partnership.  Does not include 381,819 shares and warrants to purchase 152,728 shares held by Richfield Hotel Associates Limited Partnership (“RHALP”).  Mr. Fox is general partner of a partnership that is a limited partner of RHALP and does not have or share investment control over RHALP and disclaims any beneficial ownership interest in these shares.

(9)          Includes: (i) 40,000 shares held by Mr. Halpern’s wife; (ii) 353,125 shares issuable upon exercise of stock options; and (iii) 327,280 shares issuable upon exercise of warrants.

(10)    Consists of 250,000 shares issuable upon exercise of a stock option.

(11)    Consists of 91,929 shares issuable upon exercise of stock options.

(12)     Includes: (i) an aggregate of 2,020,054 shares issuable upon exercise of options; (ii) 1,616,482 shares issuable upon exercise of warrants; (iii) 340,971 shares held by partnerships in which an executive officer is a general partner; and (iv) 140,000 shares held by spouses of executive officers.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table summarizes our equity compensation plan information as of December 31, 2007. Options granted in the future under the plan are within the discretion of our Board of Directors and therefore cannot be ascertained at this time:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

2004 Stock Incentive Plan (1)(3)	925,000	$0.70	2,075,000

Equity compensation plans not approved by security holders (2)	1,775,000	$0.57	0

Total	2,700,000	$0.62	575,000

(1)          Our only equity compensation plan under which shares of our common stock may be issued is the 2004 Stock Incentive Plan that was maintained by Southwest Casino and Hotel Corp. before the consummation of our reorganization and was assumed by Southwest Casino Corporation under the terms at the time of consummation of our reorganization. Southwest Casino and Hotel Corp. shareholders approved the 2004 Stock Incentive Plan at a special meeting on July 14, 2004.  The plan was amended to increase the number of shares available for grant under the plan from 1,500,000 to 3,000,000, which was approved by the shareholders on June 14, 2007.  We do not have any other equity compensation plans.

(2)          Consists of individual option and warrant agreements issued by Southwest Casino and Hotel Corp. before July 22, 2004, that Southwest Casino Corporation assumed under the terms and at the time of consummation of the reorganization.

(3)          Does not include options to purchase 1,867,500 shares awarded under our 2004 Stock Incentive Plan on March 20, 2008.

Item 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We issued warrants to purchase 250,000 shares of its common stock at a price of $0.39 per share to each of James B. Druck, CEO, Thomas E. Fox, President and COO, and Jeffrey S. Halpern, Vice President of Government Affairs, on March 10, 2008.  These warrants are exercisable for a period of five years.  We issued these warrants to Messrs. Druck, Fox and Halpern in consideration of their agreement to increase the amount of their personal guarantees of our indebtedness from $150,000 to $250,000 and to extend the termination date of those guarantees from April 19, 2008 to January 11, 2010.

We issued a warrant to purchase 300,000 shares of our common stock at a price of $0.39 per share to Gus Chafoulias, a member of the company’s Board of Directors, on March 10, 2008.  This warrant is exercisable for a period of five years.  We issued this warrant to Mr. Chafoulias in consideration of his agreement to co-sign a $300,000 promissory note with Southwest Casino & Hotel Corp. for a bank loan to Southwest.

On January 24 and February 26, 2007, we held separate closings in a private placement of common stock with accompanying warrants in which we raised $4.1 million.  We sold units consisting of one share of common stock and a warrant to purchase 0.4 shares of common stock at a price of $0.55 per unit.  The warrants are exercisable for five years at a price of $0.61 per share.  James B. Druck, CEO, Thomas E. Fox, President and COO, Jeffrey S. Halpern, Vice President of Government Affairs, Gus Chafoulias, Director and David Abramson, Director each participated in this offering on the same terms as all other investors.  The amounts of their respective investments were:

Name	Title	Common Shares	Warrant Shares		Price
James Druck	CEO, Director	68,000	27,200		$37,400
Thomas Fox	President, COO	318,183	127,274	*	$175,000
Jeffrey Halpern	VP Govt. Affairs	68,200	27,280		$37,510
Gus Chafoulias	Director	181,819	72,728		$100,000
David Abramson	Director	30,000	12,000		$16,500

*                 Consists of common shares and warrants to purchase common shares acquired by entities in which Mr. Fox has an ownership interest.  Does not include 381,819 shares and warrants to purchase 152,728 shares held by Richfield Hotel Associates Limited Partnership (“RHALP”).  Mr. Fox is general partner of a partnership that is a limited partner of RHALP and does not have or share investment control over RHALP and disclaims any beneficial ownership interest in these shares.

As of December 31, 2007, we had a receivable due from North Metro of approximately $41,000 for reimbursement of salary, benefits and travel.  This amount was subsequently paid to us by North Metro.

As of December 31, 2007, we had accrued liabilities in the amount of $140,000 for bonuses awarded but not paid to executive officers of the company.

We had outstanding liabilities to James B. Druck, Thomas E. Fox and Jeffrey S. Halpern for unpaid compensation and expense reimbursements of $122,467 as of December 31, 2007 and $122,467 as of December 31, 2006.

Southwest Casino and Hotel Corp. and North Metro Harness Initiative, LLC purchased furniture and equipment from Berc & Fox for $25,000 during 2007.  The operations of Berc & Fox were sold in January 2007 and as a result certain furniture and equipment were available for purchase.  The purchase price for the furniture and equipment was less than their value as determined by independent third-party appraisers.  Thomas Fox, our President and COO, is a shareholder and officer in Berc & Fox Limited.

During the year ended December 31, 2007, we paid Jennifer Sparlin Druck $1,000 for performing at the Gold Rush Palladium.  Ms. Druck is the wife of James B. Druck.

Virginia Skruppy is a part-time employee of North Metro.  Ms. Skruppy is the wife of Tom Fox, our President.  Ms. Skruppy did not receive compensation from North Metro during 2007 and we anticipate that her earnings in 2008 will not exceed $20,000.

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

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB under Item 13:

A.                                   2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 6, 2004).

B.                                     Stock Option Agreement between Southwest and James B. Druck dated July 1, 2004 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 6, 2004).

C.                                     Stock Option Agreement between Southwest and Jeffrey S. Halpern dated July 1, 2004 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 6, 2004).

D.                                    Option Agreement between Southwest and Thomas E. Fox dated July 1, 2004 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed August 6, 2004).

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

H.                                    Form of Indemnification Agreements by and between Southwest Casino and Hotel Corp. and its corporate officers (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed August 6, 2004).

I.                                         Form of Stock Option Agreement dated January 10, 2006 between Southwest and each of the independent members of our Board of Directors (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-KSB filed March 31, 2006).

J.                                        Stock Option Agreement dated January 10, 2006 between Southwest and David H. Abramson, Chairman of the Audit Committee of the Board of Directors (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-KSB filed March 31, 2006)

K.                                    Form of Indemnification Agreements by and between Southwest and each of the independent members of Southwest’s Board of Directors (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-KSB filed March 31, 2006)

L.                                      Employment Agreement between Southwest and Tracie L. Wilson dated June 29, 2006 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed August 14, 2006).

M.                                 Stock Option Agreement between Southwest and Tracie L. Wilson dated June 29, 2006 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed August 14, 2006).

N.                                    Stock Option Agreement between Southwest and James B. Druck dated March 20, 2008 (Filed herewith).

O.                                    Stock Option Agreement between Southwest and Thomas E. Fox dated March 20, 2008 (Filed herewith).

P.                                      Stock Option Agreement between Southwest and Jeffrey S. Halpern dated March 20, 2008 (Filed herewith).

Q.                                    Stock Option Agreement between Southwest and Tracie L. Wilson dated March 20, 2008 (Filed herewith).

R.                                     Form of Option Agreement dated March 20, 2008 between Southwest and each of the independent members of our Board of Directors.  (Filed herewith).

S.                                      Stock Option Agreement dated January 10, 2006 between Southwest and David H. Abramson, Chairman of the Audit Committee of the Board of Directors.  (Filed herewith)

Item 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed by Eide Bailly LLP, our principal accountant, for the audit of our consolidated financial statements and other professional services provided to us for the fiscal years ended December 31, 2007 and 2006.

	Aggregate Amount Billed
	2007		2006

Audit Fees	$172,263	(1)	$141,521	(1)
Audit-Related Fees	$6,709	(2)	$0	(2)
Tax Fees	$0	(3)	$0	(3)
All Other Fees	$10,492	(4)	$8,604	(4)

 (1)       Aggregate fees billed for professional services rendered to us for audit of our consolidated financial statements by year (including estimated fees for the fiscal year 2007 audit for which we have not yet been billed), review of the consolidated financial statements included in our quarterly reports on Form 10-QSB, and other services normally provided in connection with our statutory and regulatory filings or engagements.

(2)          These other audit-related services consisted of accounting research and related issues and assistance with response to SEC correspondence.  Our Board of Directors has considered whether the provision of these services is compatible with maintaining Eide Bailly LLP’s independence and has determined that it is.

(3)          We did not pay nor incur any fees for tax services provided by our principal accountants.

(4)          Consists of Fees paid for an audit of our 401(k) employee benefit plan and finance charges.

Audit Committee Pre-Approval Policy

On February 14, 2006, our Board of Directors adopted a written charter for our Audit Committee that requires Audit Committee preapproval of all future audit and permissible non-audit services provided to us by our independent public accountants.

All services provided to us by Eide Bailly for 2007 and 2006 were approved in advance by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST CASINO CORPORATION

March 31, 2008	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Issuer on March 31, 2008 in the capacities indicated.

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

Incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-KSB filed March 31, 2006.

4.9	Option Agreement dated January 10, 2006 between Southwest and David H. Abramson, Chairman of the Audit Committee of the Board of Directors	Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-KSB filed March 31, 2006.

4.10	Form of Series A Common Stock Warrant dated as of January 24, 2007 issued by Southwest Casino Corporation to each of the purchasers party to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 30, 2007.

4.11	Form of Registration Rights Agreement dated as of January 24, 2007 by and among Southwest Casino Corporation and the purchasers named therein	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 30, 2007.

4.12	Form of Series A Common Stock Warrant dated as of February 26, 2007 issued by Southwest Casino Corporation to each of the purchasers party to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10.47 to the Registration on Form SB-2 filed February 28, 2007.

4.13	Form of Registration Rights Agreement dated as of February 26, 2007 by and among Southwest Casino Corporation and the purchasers named therein	Incorporated by reference to Exhibit 10.48 to the Registration on Form SB-2 filed February 28, 2007.

4.42	Form of Warrant issued March 10, 2008 by Southwest Casino Corporation	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 13, 2008.

4.15

Form of Registration Rights Agreement, dated March 10, 2008, between Southwest Casino Corporation and non-affiliate guarantors and James B. Druck, Thomas E. Fox, Jeffrey S. Halpern and Gus A Chafoulias

Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 13, 2008.

10.1	2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Current Report to Form 8-K filed August 6, 2004.

10.2	Option Agreement dated July 1, 2004, between Southwest Casino and James B. Druck	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 6, 2004.

10.3	Option Agreement dated July 1, 2004, between Southwest Casino and Jeffrey S. Halpern	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2004.

10.4	Option Agreement dated July 1, 2004, between Southwest Casino and Thomas E. Fox	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed August 6, 2004.

10.5	Third Amended and Restated Gaming Management Agreement dated June 16, 1995 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed August 6, 2004.

10.6	Amendment No. 2 to Third Amended and Restated Gaming Management Agreement dated June 5, 1999 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed August 6, 2004.

\

10.7	Amendment No. 3 to Third Amended and Restated Gaming Management Agreement dated November 13, 2000 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed August 6, 2004.

10.8	Amendment No. 7 to Third Amended and Restated Gaming Management Agreement dated September 4, 2003 between The Cheyenne and Arapaho Tribes of Oklahoma and Southwest Casino and Hotel Corp.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed August 6, 2004.

10.9	Member Control Agreement of North Metro Harness Initiative, LLC, dated June 8, 2004	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed August 6, 2004.

10.10	BLN Office Park Lease dated August 10, 2004, between Southwest Casino and Hotel Corp. and BLN Office Park Associates.	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed February 28, 2007.

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

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 21, 2006.

10.40	Lease dated December 20, 2006 by and between Pinnacle Casinos and Resorts, LLC, Colorado Casino Resorts, Inc. and Southwest Eagle, LLC	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 21, 2006.

10.41	Form of Securities Purchase Agreement dated as of January 24, 2007 by and among Southwest Casino Corporation and the purchasers named therein	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 30, 2007.

10.42	Amended and Restated Lease dated January 31, 2007 by and between Pinnacle Casinos and Resorts, LLC, Colorado Casino Resorts, Inc. and Southwest Eagle, LLC	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 31, 2007.

10.43	Right of Access and Use Agreement dated January 31, 2007 by and between Pinnacle Casinos and Resorts, LLC, Colorado Casino Resorts, Inc. and Southwest Eagle, LLC	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 31, 2007.

10.44	Form of Securities Purchase Agreement dated as of February 26, 2007 by and among Southwest Casino Corporation and the purchasers named therein	Incorporated by reference to Exhibit 10.46 to the Registration on Form SB-2 filed February 28, 2007.

10.45

Credit Agreement Dated April 20, 2007 by and among North Metro Harness Initiative, LLC and the other persons party hereto designated as loan parties and Black Diamond Commercial Finance, L.L.C. and the other financial institutions party hereto as Lenders

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 24, 2007.

10.46	Pledge Agreement dated April 20, 2007 between Southwest Casino and Hotel Corp. and Black Diamond Commercial Finance, L.L.C.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 24, 2007.

10.47	Sponsor Support Agreement dated April 20, 2007 by and among Southwest Casino and Hotel Corp., Southwest Casino Corporation and Black Diamond Commercial Finance, L.L.C.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed April 24, 2007.

10.48	Subordination Agreement dated April 20, 2007 by and among Southwest Casino and Hotel Corp., North Metro Harness Initiative, LLC and Black Diamond Commercial Finance, L.L.C.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed April 24, 2007.

10.49	Form of Promissory Note among Southwest Casino & Hotel Corp., Crown Bank N.A. and co-signers entered into March 7, 2008.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 13, 2008

10.50	Contribution Agreement among Southwest Casino & Hotel Corp., co-signers and guarantors dated March 7, 2008	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 13, 2008

10.51	Stock Pledge Agreement dated March 7, 2008 among Southwest Casino Corporation, co-signers and guarantors.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 13, 2008

10.52	Form of Amended and Restated Personal Guaranty by James Druck, Thomas Fox and Jeffrey Halpern, officers of Southwest Casino Corporation, dated March 7, 2008, for the benefit of Crown Bank	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed March 13, 2008

10.53	Stock Option Agreement between Southwest and James B. Druck dated March 20, 2008.	(Filed herewith).

10.54	Stock Option Agreement between Southwest and Thomas E. Fox dated March 20, 2008.	(Filed herewith).

10.55	Stock Option Agreement between Southwest and Jeffrey S. Halpern dated March 20, 2008.	(Filed herewith).

10.56	Stock Option Agreement between Southwest and Tracie L. Wilson dated March 20, 2008.	(Filed herewith).

10.57	Form of Option Agreement dated March 20, 2008 between Southwest and each of the independent members of our Board of Directors.	(Filed herewith).

10.58	Stock Option Agreement dated January 10, 2006 between Southwest and David H. Abramson, Chairman of the Audit Committee of the Board of Directors.	(Filed herewith).

14.1	Code of Conduct	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB filed June 29, 2004.

14.2	Southwest Casino Corporation Code of Conduct and Ethics effective December 20, 2007	Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed December 24, 2007.

16.1	Letter on change in certifying public accountant	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed September 13, 2004.

21.1	List of Subsidiaries of Southwest Casino Corporation	Incorporate by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed March 21, 2007.

23.1	Consent of Independent Auditors	Incorporated by reference to Exhibit 23.1 to the Registration on Form SB-2 filed February 28, 2007.

23.2	Consent of Oppenheimer, Wolff & Donnelly (included in Exhibit 5.1)	Incorporated by reference to Exhibit 5.1 to the Registration on Form SB-2 filed February 28, 2007.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed with this report.

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed with this report.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed with this report.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed with this report.

*Pursuant to Item 601(b)(2) of Regulation S-B, the registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from any filed exhibit to this report to the Securities and Exchange Commission upon request.