Form 10-Q
period 2008-03-31
SOUTHWEST CASINO CORP
filed 2008-05-15
CIK 1170848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(952) 853-9990

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES  ☐   NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  27,460,953 as of April 25, 2008.

SOUTHWEST CASINO CORPORATION

FORM 10-Q

March 31, 2008

In this Form 10-Q, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation and its consolidated subsidiaries.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheets

March 31, 2008 (Unaudited) and December 31, 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,630,104	$1,892,401
Accounts Receivable	34,529	54,582
Accounts Receivable - Related Parties	21,671	41,572
Inventories	133,705	141,041
Prepaid Expenses and Other Current Assets	959,910	679,583
Total Current Assets	$2,779,919	$2,809,179

PROPERTY AND EQUIPMENT
Leasehold Improvements	15,423,385	15,389,750
Furniture and Equipment	5,301,053	5,280,282
Accumulated Depreciation	(11,191,638)	(10,835,938)
Net Property and Equipment	$9,532,800	$9,834,094

OTHER ASSETS
Other Assets	379,283	33,374
Investment in Unconsolidated Subsidiary	6,946,289	7,218,720
Total Other Assets	$7,325,572	$7,252,094

TOTAL ASSETS	$19,638,291	$19,895,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$557,848	$659,284
Accounts Payable - Related Parties	—	25,000
Accrued Expenses	963,206	1,085,797
Accrued Liabilities - Related Parties	122,467	122,467
Notes Payable	—	450,000
Current Portion of Long-Term Liabilities	1,269,849	1,005,940
Accrued Interest Payable	61,664	55,465
Total Current Liabilities	$2,975,034	$3,403,953

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$7,515,568	$6,486,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 Shares Authorized	$—	$—
Common Stock, $.001 Par Value 75,000,000 Shares Authorized, 27,817,953 and 27,460,953 Shares Issued and Outstanding at March 31, 2008 and December 31, 2007	27,819	27,819
Additional Paid-in Capital	22,015,813	21,496,064
Accumulated Deficit	(12,573,643)	(11,196,534)
	9,469,989	10,327,349
Less Treasury Stock (357,000 shares redeemed)	(322,300)	(322,300)

Total Stockholders’ Equity	9,147,689	10,005,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,638,291	$19,895,367

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

	For the three months	For the three months
	ended March 31, 2008	ended March 31, 2007

NET REVENUES
Casino	$3,501,331	$3,381,392
Food & Beverage/Hotel	89,883	99,455
Management and Consulting	150,000	1,629,823
Other	36,530	31,559
	3,777,744	5,142,229

EXPENSES
Casino	$2,787,730	$2,852,643
Food & Beverage/Hotel	325,965	309,700
Corporate Expense	906,968	1,303,585
Project Development Costs	—	168,276
Entertainment	8,207	15,405
Depreciation and Amortization	365,314	540,633
	4,394,184	5,190,242

LOSS FROM OPERATIONS	$(616,440)	$(48,013)

OTHER INCOME (EXPENSE)
Interest Income	$218	$2,569
Interest Expense	(202,516)	(249,449)
Gain (Loss) on Disposition of Property and Equipment	1,250
Write-off of Financing Costs	(217,329)	—
Other	(3,861)
	(422,238)	(246,880)

Loss before income taxes, loss in earnings of unconsolidated subsidiaries	(1,038,678)	(294,893)

Income taxes	—
Loss of Unconsolidated Subsidiaries, Net of Tax Benefit	(338,431)	(120,171)

Loss from Continuing Operations	(1,377,109)	(415,064)

NET LOSS	$(1,377,109)	$(415,064)

Income (loss) per share - basic	$(0.05)	$(0.02)
Income (loss) per share - diluted	—	$—
Weighted average common shares outstanding - basic	27,460,943	24,478,519
Weighted average common shares outstanding - diluted	—	—

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$(1,377,109)	$(415,064)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	365,314	540,633
Amortization of Loan Costs	16,575	43,101
Write-off of Acquisition and Financing Costs	217,329
(Gain) Loss on Disposition of Property and Equipment	(1,250)
Stock Based Compensation Expense	164,399	67,221
Loss of Unconsolidated Subsidiary	338,431	120,171
Change in Current Assets and Liabilities,
(Increase) Decrease in Receivables	20,053	(632,377)
(Increase) Decrease in Receivables - Related Parties	19,901
(Increase) Decrease in Inventories	7,336	30,366
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(250,326)	24,505
Increase (Decrease) in Accounts Payable	(88,440)	245,108
Increase (Decrease) in Accrued Expenses	(122,591)	95,987
Increase (Decrease) in Accrued Interest Payable	6,199	(3,556)
Net Cash Provided By Operating Activities	$(684,179)	$116,095

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(147,401)	(146,016)
Proceeds from Sale of Property and Equipment	25,000	—
Receipt (Payment) of Deposit	—	(10,213)
Investment in Unconsolidated Subsidiary	(66,000)	(1,100,000)
Net Cash Used in Investing Activities	$(188,401)	$(1,256,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Short-Term Notes Payable	$(450,000)	$(446,292)
Proceeds from Long-Term Borrowings	1,534,500
Principal Payments on Long-Term Borrowings	(256,888)	(684,766)
Proceeds from Issuance of Common Stock and Warrants	—	4,065,287
Redemption of Common Stock	—	(322,300)
Payment of Financing Costs	—	(446,758)
Payment of Financing Costs Written-Off	(217,329)
Net Cash Provided (Used) by Financing Activities	$610,283	$2,165,171

Net Increase in Cash and Cash Equivalents	(262,297)	1,025,037

CASH AND CASH EQUIVALENTS
Beginning of Period	1,892,401	1,531,260
End of Period	$1,630,104	$2,556,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$178,707	$209,904
Income Taxes Paid	$1,000	$37,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital assets acquired with acounts payable	$92,497	$12,703
Financing costs included in accounts payable	$13,606	$78,695
Costs associated with issuing common stock included in accounts payable	$—	$48,462
Value of warrants issued in connection with debt issuance	$355,350	$—
Financing costs netted from long-term borrowings	$15,500	—
Fees included in accounts payable and prepaid expenses and other current assets	$30,000	—

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2008

	Treasury Stock		Common Stock
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Total

BALANCE December 31, 2007	(357,000)	$(322,300)	27,817,953	$27,819	$21,496,064	$(11,196,534)	$10,005,049

Stock-Based Compensation Expense Related to Options and Warrants					164,399		164,399

Issuance of Warrants in Connection With Debt Issuance					355,350		355,350

Net Loss						$(1,377,109)	(1,377,109)

BALANCE March 31, 2008	(357,000)	(322,300)	27,817,953	27,819	22,015,813	(12,573,643)	9,147,689

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of Southwest Casino Corporation, a Nevada corporation (the “Company” or “Southwest”), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting only of normal recurring adjustments. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – MANAGEMENT FINANCIAL PLANS

The Company completed a debt financing for $1.55 million in March 2008, see Note 8.  The Company will be required to seek additional debt or equity financing during mid-2008 to fund operations as well as repay debt.

NOTE 3 – STOCK OPTIONS AND AWARDS

Stock option plans:

On July 15, 2004, Southwest Casino and Hotel Corp. shareholders approved the Southwest Casino and Hotel Corp. 2004 Stock Incentive Plan that had been adopted by the company’s Board of Directors effective June 1, 2004.  Under the terms of the reorganization completed July 22, 2004, Southwest Casino Corporation assumed the rights and obligations of Southwest Casino and Hotel Corp. under this plan.  The plan permits Southwest Casino Corporation to issue incentive awards to all employees of Southwest Casino Corporation or any of its subsidiaries and any non-employee directors, consultants or independent contractors of the Company or any of its subsidiaries. Incentive awards under the plan include “incentive options” under Section 422 of the Internal Revenue Code of 1986, “non-statutory stock options” that do not qualify for “incentive option” treatment, stock appreciation rights, restricted stock awards, performance units and stock bonuses.  The plan was amended by shareholder approval in June 2007 which increased the number of shares of Southwest Casino Corporation common stock reserved for issuance under the plan from 1,500,000 to 3,000,000.

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

Valuation and Expense Information under SFAS 123(R)

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

The effect of stock options issued to employees, directors and consultants was to increase the net loss for the three months ended March 31, 2008 and 2007 by $136,899 and $44,304, respectively and basic loss per share by $0.005 and $0.002, respectively.

Options are granted to employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have terms of 5 to 10 years from the grant date and granted options typically vest quarterly over a one to three year period.  The fair value of each option is amortized into compensation

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

expense over the period the option vests. The Company has estimated fair value of all stock options as of the date of grant by applying the Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The key assumptions used in determining the fair value of options during the three months ended March 31, 2008 were:

Three months ended March 31, 2008
Expected price volatility	64% - 66%
Risk free interest rate	2.35% - 2.76%
Weighted average expected life in years	5.0 – 6.76 years
Dividend yield	0%
Pre-vesting forfeiture rate	0%
Weighted average fair value	$0.28

The Company estimated the expected price volatility using a pro-rata percentage of both historical information for a peer group as well as historical information for the Company from January 4, 2007 through March 20, 2008.  The Company’s securities began trading publicly in July 2004, however the volume and trading activity was minimal until 2007.  As a result the Company used the average volatility for the look back period (which is the expected term of the options) for the companies considered in the peer group and history for the Company from 2007 to March 20, 2008 (the date of grant).  The Company weighted the volatility using 80% of the peer group and 20% of the Company’s calculated volatility.  The Company applied the simplified formula for computing the expected term assumptions for employee and director options in accordance with Staff Accounting Bulletin (“SAB”) No. 107 and as modified in SAB No. 110.  The Company applied 0% to the dividend yield as the Company has not approved or issued dividends in the past and there are no plans to do so.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be zero for the three months ended March 31, 2008 based primarily on historical experience.  If pre-vesting forfeitures occur in the future, the Company will record the benefit related to those forfeitures as the forfeitures occur.

Status of options during the three months ended March 31, 2008

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	2,500,000	$0.65
Granted	1,867,500	$0.48
Forfeited/cancelled/expired	0
Exercised	0
Balance at March 31, 2008	4,367,500	$0.58

Options outstanding at March 31, 2008	4,367,500	$0.58	7.0 years	$—
Options exercisable at March 31, 2008	2,712,240	$0.63	4.7 years	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Southwest Casino Corporation closing stock price of $0.50 on March 31, 2008, that the option holders would have received had all option holders exercised their options as of that date.  As of March 31, 2008, the Company’s unrecognized share-based compensation related to stock options issued to employees and directors was approximately $525,981.  This cost is expected to be expensed over a weighted average period of three years.

Included in the Status of options table above are:

•             On March 20, 2008, the Board of Directors awarded options to purchase an aggregate of 1,092,500 shares of the Company’s common stock to executive officers and employees of the Company.  All of the options were

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

granted under the Company’s 2004 Stock Incentive Plan.  The options have a 10-year term and an exercise price of $0.48 per share, the closing market price for one share of the Company’s common stock on the date of grant.  The options were immediately exercisable with respect to 25% of the shares awarded and become exercisable with respect to the remaining shares in equal installments on the last day of each fiscal quarter over a three-year period.

•             Also on March 20, 2008, the Board of Directors granted options to purchase 675,000 shares of the Company’s common stock to the independent members of the Board.  These options were also granted under the Company’s 2004 Stock Incentive Plan.  The options have a 10-year term and an exercise price of $0.48 per share, the closing market price for one share of the Company’s common stock on the date of grant.  The options become exercisable in equal installments on the last day of each fiscal quarter beginning on the last day of the fourth quarter of 2008 (the first quarter after the options granted to our independent directors on January 10, 2006 are fully vested), over a three-year period.

•             Consulting option grant:

The Board of Directors awarded two non-qualified options to purchase 50,000 shares of Southwest common stock each to a consultant to the company on March 20, 2008.  These options were also granted under the company’s 2004 Stock Incentive Plan, have a 10-year term, and an exercise price of $0.48 per share, the closing market price for one share of the Company’s common stock on the date of grant.  These options become exercisable upon Southwest’s achievement of certain goals related to the services provided by the consultant to Southwest.

In accordance with SFAS 123(R) paragraph 7, the Company evaluated the services being provided and determined the fair value of the equity award issued was the more reliable measure of fair value.

The Company has estimated the fair value of these options as of the date of grant by applying the Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The key assumptions used in determining the fair value of options were:

Expected price volatility	71%
Risk free interest rate	3.31%
Contractual life in years	10 years
Dividend yield	0%
Pre-vesting forfeiture rate	0%
Weighted average fair value	$0.37

The Company estimated the expected price volatility using a pro-rata percentage of both historical information for a peer group as well as historical information for the Company from January 4, 2007 through March 20, 2008.  The Company’s securities began trading publicly in July 2004, however the volume and trading activity was minimal until 2007.  As a result the Company used the average volatility for the look back period (which is the contractual term of the options) for the companies considered in the peer group and history for the Company from 2007 to March 20, 2008 (the date of grant).  The Company weighted the volatility using 80% of the peer group and 20% of the Company’s calculated volatility.   The Company applied 0% to the dividend yield as the Company has not approved or issued dividends. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the contractual life of the option being valued.  These options are not forfeitable once vested as such the contractual life is used.

The Company is expensing the compensation cost of these options over the expected vesting period based upon the performance conditions and will reassess the likelihood of performance at each reporting date.  The Company expensed approximately $3,000 during the three months ended March 31, 2008.

No tax benefit has been recorded on share based compensation expense for the three month periods ended March 31, 2008 and 2007.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

NOTE 4 – WARRANTS

Status of warrants:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2007	5,946,102	$0.63
Granted	2,300,000	$0.39
Exercised	0
Cancelled	0
Warrants outstanding as of March 31, 2008	8,246,102	$0.56

Issuance of Debt

The Company secured debt financing in March 2008, see Note 8.  The Company issued five-year fully exercisable warrants to purchase an aggregate of 2,300,000 shares of its common stock at an exercise price of $0.39 per share to the shareholder co-signers including Mr. Druck, Mr. Fox and Mr. Halpern (officers of the Company and guarantors of the debt).  The $0.39 per share exercise price of these warrants represented the average closing market price of one share of Southwest Casino Corporation’s common stock over the 5 trading days preceding the closing of the loan transaction.  Warrant holders also received the right to have the shares of Southwest Casino Corporation common stock purchasable upon exercise of their warrants included in any registration statement that Southwest Casino Corporation may file in the future (“piggy-back rights”) under the terms of a separate Registration Rights Agreement dated March 10, 2008.

The Company accounts for transactions in which services are received in exchange for equity instruments issued based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  Additionally, the company has accounted for this transaction in accordance with EITF Issue No. 00 – 18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”.   The Company has estimated the fair value of the warrants as of the date of grant by applying the Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of expense.  The key assumptions used in determining the fair value of the warrants granted on March 10, 2008 were as follows:

Grant date stock price (unregistered common share estimate)	$0.31
Exercise price of warrant	$0.39
Expected price volatility	64%
Risk free interest rate	2.36%
Contractual term	5 years
Dividend yield	0%
Weighted average fair value	$0.1545

The Company estimated the expected price volatility using a pro-rata percentage of both historical information for a peer group as well as historical information for the Company from January 4, 2007 through March 20, 2008.  The Company became public in July 2004, however the volume and trading activity was minimal until 2007.  As a result the Company used the average volatility for the look back period (which is the contractual term of the warrant) for the companies considered in the peer group and history for the Company from 2007 to March 10, 2008 (the date of grant).  The Company weighted the volatility using 80% of the peer group and 20% of the Company’s calculated volatility.   The Company applied 0% to the dividend yield as the Company has not approved or issued dividends. The exercise price of the warrants was based upon the market value of the Company’s common stock as reported on the Over the Counter Bulletin Board for SWCC.OB.  As the Company has not registered the underlying shares of common stock the Company has applied a 20% discount to the market price of a freely traded share due to the

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

restrictive nature of the award.   The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the contractual life of the warrants being valued.

The fair value of the warrants in the amount of $355,350 was credited to additional paid in capital and the debit is recorded on the consolidated balance sheet as a deferred financing cost included in Other Assets.  The deferred financing cost is being amortized to interest expense over the term of the loan using the effective interest method (properly matching the debt financing cost over the term of the loan).

NOTE 5 – PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverages provided gratuitously to customers, which was $297,000 and $273,000 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 6— NORTH METRO HARNESS INITIATIVE, LLC (“North Metro”)

Organization:

North Metro (a development stage Minnesota Limited Liability Company) was formed on June 16, 2003 for the purpose of developing, owning, and operating a horse race track and card room in Columbus, Minnesota on the north side of the Twin Cities metropolitan area.  On June 8, 2004, Southwest Casino and Hotel Corp. (“Southwest”) sold a 50% interest in North Metro to MTR — Harness Inc. (“MTR”), a wholly owned subsidiary of MTR Gaming, Inc. for $10,000, and a commitment to make additional contributions as discussed below.

Under the North Metro Member Control Agreement dated June 8, 2004, MTR was required to contribute $7,500,000, upon satisfaction of certain conditions and Southwest was required to contribute $2,500,000.  Amounts contributed in excess of the amounts stated in the Member Control Agreement were agreed upon by Southwest and MTR as managing members of the Company.  These amounts were contributed on an equal basis.

As specified in the Company’s Member Control Agreement, membership interests include financial rights, governance rights and voting rights.  Voting rights are assigned to members based on their proportionate voting interest.  Financial rights include allocation of net profits, losses and distributions.  Governance rights include all of a member’s rights other than financial rights and the right to assign financial rights.  A member of the Company may only assign governance and voting rights to another party with the consent of the remaining members, which consent may be withheld in any member’s sole and absolute discretion.  If a member assigns membership rights to another party and the other member or members do not consent to the assignee becoming a substitute member, the assignee will only be entitled to receive those distributions and allocations that would have been made to the assigning member and the assignee will not have any voting or governance rights.  As of March 31, 2008, Southwest and MTR each hold 50% of the voting rights.  Financial and governance rights are determined in accordance with the Member Control Agreement dated June 8, 2004.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

North Metro is doing business in Minnesota under the name “Running Aces Harness Park”.

Accounting for North Metro:

The Company evaluates whether North Metro should be treated as a variable interest entity (“VIE”) subject to consolidation during the applicable reporting periods under Financial Accounting Standards Board Interpretation 46(R) - Consolidation of Variable Interest Entities (as amended ).

Due to contributions of capital made by MTR as of October 20, 2005, in accordance with the North Metro Member Control Agreement dated June 8, 2004, the Company no longer provided financial support in excess of its 50 percent decision making power. As of March 31, 2008, the Company has provided approximately 42 percent of the financial support, but still retains its 50 percent decision making power.  Therefore, since October 20, 2005, the Company has accounted for its investment in North Metro on the equity method.  The Company’s investment in North Metro as of March 31, 2008 was $6,946,289, which is recorded on the Company’s consolidated balance sheet.

As of March 31, 2008, the Company has contributed $7,386,974 in consideration of its membership interests in North Metro.  The Company will receive pro-rata distributions of cash from North Metro upon successful operations in accordance with the North Metro Member Control Agreement after satisfying all conditions of senior credit agreements, payment of member taxes and payment of the $1.6 million advance discussed below.  In addition, the Company has advanced $1,656,051 for costs related to North Metro that the Company paid, and which exceeded the Company’s agreed pre-license capital contribution of $1,000,000, before the Minnesota Racing Commission granted racing licenses to North Metro.  The $1,656,051 advance, together with interest, will only be paid back to the Company out of first available cash from operations (and then after certain distributions to the members for income tax purposes), see Subordination Agreement described below under “North Metro Financing Agreement”.  The pre-licensing advances to North Metro are characterized as a membership preferred contribution made by the Company under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  The Company treats these payments as an additional investment in North Metro.  The Company has combined the advances (accounted for as a membership preferred contribution) and its capital contributions into an investment in an unconsolidated subsidiary on its financial statements.

For the three months ended March 31, 2008 and 2007, the Company has recorded a loss from this unconsolidated subsidiary, net of tax benefit of $338,431 and $120,171.

	March 31, 2008	December 31, 2007
North Metro:
Total Assets	$57,380,294	$51,556,814
Total Liabilities	$39,419,678	$33,051,334

	Three months ended March 31, 2008	Three months ended March 31, 2007
North Metro:
Revenues	$15,286	$25,302
Lobbying expenses	$24,000	$54,012
License fees – Minnesota Racing Commission	67,680	61,411
Other expense	600,468	150,220
Total expenses	$692,148	$265,643
Net (loss)	$(676,862)	$(240,341)
Southwest Casino Corporation:
50% share of net (loss)	(338,431)	(120,171)
Net tax benefit	—	—
(Loss) of unconsolidated subsidiary net of tax benefit	$(338,431)	$(120,171)

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

In 2006, North Metro formed a wholly-owned subsidiary that acquired a nearby motel in December 2006 for a total cost of approximately $545,000 that North Metro continues to operate in 2008 and will be used to house personnel involved in the care of horses at the track during the live racing season. The motel has 15 rooms available to rent.

Southwest did not record a tax benefit related to North Metro’s losses during the three months ended March 31, 2008 and 2007, see Note 10.

At March 31, 2008, North Metro’s assets consisted principally of cash, land, construction in progress and related deposits and financing costs. Liabilities consisted primarily of construction payables and borrowings under its financing agreement discussed below.

On April 11, 2008, Running Aces Harness Park opened for live harness racing.  Other expense includes start-up costs necessary for the opening of Running Aces consisting primarily of salary, benefits, marketing, real estate taxes and supplies.

North Metro Financing

On April 20, 2007, North Metro entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) as agent and lender. Under the terms of the Credit Agreement, North Metro will borrow $41.7 million to construct, equip and open its harness racetrack and card room facility in Columbus, Minnesota on the north side of the Minneapolis — St. Paul metropolitan area.  As part of the loan agreement the members of North Metro agreed to complete aggregate membership contributions of $20.8 million prior to closing the loan. The total cost of the project is expected to approximate $62 million.  As of March 31, 2008, Southwest contributed $9.0 million of the total amount of $21.4 million contributed by the members.

Certain amounts included in the total of $21.4 million contributed by the members relate to non-construction costs and continue to be funded by the members.  The Company contributed $316,000 subsequent to the loan closing from April 20, 2007, thru the end of March 31, 2008.  In addition, the Company contributed an additional $317,500 subsequent to March 31, 2008 thru May 15, 2008.  The Company expects to continue to make contributions of this nature.  These amounts are not considered to be material to the total cost of the North Metro project.

Under the Credit Agreement, the initial advance of loan proceeds was followed by additional advances based on progress in building and opening the racetrack and card room facility. During construction, North Metro is making monthly payments of interest only based on a floating index rate plus 4 percent or on a 1-month, 2-month or 3-month LIBOR rate plus 6 percent, at North Metro’s option. After the project opens (as defined in the agreement), interest rates will reduce to the applicable index rate plus 2.5 percent or the applicable LIBOR rate plus 4.5 percent, again at North Metro’s option. North Metro must also pay a fee equal to 4.5% per annum on any unused portion of the $41.7 million credit facility. Principal payments of $104,250 will be due on the last day of each fiscal quarter beginning the first full quarter after the project opening, as defined in the agreement (projected principal payments beginning on September 30, 2008). North Metro will also be required to prepay the loan in an amount equal to 50 percent of the project’s excess cash flow for each fiscal year beginning with the fiscal year ended December 31, 2008, as defined in the agreement. Final payment equal to all outstanding principal and accrued interest is due April 20, 2014.

North Metro may prepay the loan, in whole or in part, at any time, subject to the payment of certain fees and costs. The loan is secured by substantially all of the assets of North Metro. The Credit Agreement does not provide for recourse against the members of North Metro.

The Credit Agreement contains standard affirmative and negative covenants regarding North Metro and its wholly-owned subsidiary North Metro Hotel, LLC that restrict, among other things, North Metro’s ability to dispose of assets, transfer or pledge equity interests, incur indebtedness, and make investments or distributions. Financial covenants applicable to North Metro include, among other things, limits on capital expenditures after opening, minimum EBITDA requirements, satisfaction of leverage ratio limits, and delivery of audited financial statements.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

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

In addition, Southwest entered into a Sponsor Support Agreement (the “Support Agreement”) under which Southwest may be required under certain circumstances to contribute additional capital to North Metro if financings and equity investments are insufficient to complete construction and open the facility.  The Company believes the financings and equity investments secured and to be secured by North Metro will be sufficient to construct and open the facility.

Amendment to Credit Agreement:

Effective April 3, 2008, North Metro entered into Limited Waiver and Amendment No. 1 to the Credit Agreement.  The Limited Waiver extends the time period for obtaining an audit (made necessary by a change to an audit firm identified by the lender) for the fiscal year ended December 31, 2007 from March 31, 2008 to May 30, 2008.  The failure to deliver the audit on May 30, 2008 would be an immediate event of default, as defined in the agreement.  The amendment to the credit agreement also allows for the following:  (1) Black Diamond will subordinate its liens on assets up to $2.1 million related to equipment financing with an unrelated third party and (2) North Metro is allowed to issue letters of credit to replace certain cash deposits totaling approximately $1.3 million.  As consideration, North Metro paid an amendment fee of $104,250.

NOTE 7 - LINE OF CREDIT

On April 16, 2007, the Company entered into the Third Amendment to the Revolving Credit and Term Loan Agreement with Crown Bank.  The amendment extended the maturity date of the $450,000 revolving line of credit to April 30, 2008.  The amendment did not alter the terms of the $2.5 million term loan and the Company made the final payment on the term loan on April 30, 2007.  Additionally, under the amendment, three principal officers of the Company each agreed to increase their personal guarantees of the line of credit from $100,000 to $150,000 plus expenses.  In connection with a new loan with Crown Bank, each of the three principal officers agreed to increase their $150,000 personal guarantees to $250,000, see Note 8.  As of March 31, 2008, no amounts are outstanding under the Revolving Credit facility, see Note 17.  As of April 30, 2008, the Company extended the $450,000 line of credit to June 30, 2008.

The interest rate is Prime +1%, and not less than 7.5%.  As of March 31, 2008 the interest rate is 7.5%.

NOTE 8 – LONG TERM DEBT

Crown Bank Loan:

On March 7, 2008, the Company entered into a series of eight promissory notes with Crown Bank of Minneapolis, Minnesota.  Under the Notes, Crown Bank loaned the Company an aggregate $1.55 million. The Company paid a 1% origination fee of $15,500 that resulted in net proceeds of $1,534,500 to the Company.  Each of the Notes

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

accrues interest at a floating rate of prime plus 1.5 percent, with a minimum interest rate of 7.0 percent (currently 7.0%).  The effective interest rate on this loan, after giving effect to the warrant consideration discussed below and in Note 4, is approximately 24.5 percent.  Under the Notes, the Company will make monthly payments of interest only until January 11, 2009.  Beginning February 11, 2009, the Company will repay the outstanding principal balance and accrued interest in 12 equal monthly installments with the final payment due January 11, 2010.  The Company may prepay any outstanding amounts under the Notes at any time without premium or penalty.

Future minimum principal payments required as of March 31, 2008 are:

April 1, 2008 – March 31, 2009	$258,333
April 1, 2009 – January 11, 2010	$1,291,667

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

In consideration of co-signing the promissory notes or increasing and extending personal guarantees to cover the promissory notes, the Company issued five-year fully exercisable warrants to purchase an aggregate of 2,300,000 shares of its common stock at an exercise price of $0.39 per share to the shareholder co-signers and Mr. Druck, Mr. Fox and Mr. Halpern.  Each co-signer received a warrant to purchase one share of Southwest Casino Corporation common stock for each $1.00 in principal amount of the promissory note co-signed by that shareholder.  In consideration of the increase in the amount and extension of the term of their respective guarantees, Mr. Druck, Mr. Fox and Mr. Halpern each received warrants to purchase one share of Southwest Casino Corporation common stock for each $1.00 of guarantee, or 250,000 shares each.  The $0.39 per share exercise price of these warrants represented the average closing market price of one share of Southwest Casino Corporation’s common stock over the 5 trading days preceding the closing of the loan transaction.  Warrant holders also received the right to have the shares of Southwest Casino Corporation common stock purchasable upon exercise of their warrants included in any registration statement that Southwest Casino Corporation may file in the future (“piggy-back rights”) under the terms of a separate Registration Rights Agreement dated March 10, 2008.  The Company valued the warrants in connection with the financing transaction, see Note 4.

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

The Company, the co-signers, and Messrs. Druck, Fox and Halpern also entered into a Contribution Agreement dated March 10, 2008.  Under the Contribution Agreement, the Company agreed to reimburse to any co-signer or guarantor any amount paid in connection with the promissory notes for reason other than Southwest’s inability to pay.  If Southwest is unable to repay the notes, each of the co-signers and Mr. Druck, Mr. Fox and Mr. Halpern agreed in the Contribution Agreement to indemnify each other so that any payments made by co-signers or guarantors will be made in proportion to the original principal amount of the promissory note co-signed or personal guarantee given to the total amount of all promissory note and loan guarantees.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

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

NOTE 9 – EARNINGS (LOSS) PER SHARE

For all periods, basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted-average number of common shares outstanding.  Diluted earnings per share reflect the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding.  The Company had a net loss for the three months ended March 31, 2008 and 2007; therefore a calculation of loss per share on a fully diluted basis would be anti-dilutive, thus stock options and warrants to purchase 12,613,602 and 8,596,102 common shares were not included in the calculation of loss per share for 2008 and 2007, but were outstanding at March 31, 2008 and 2007, see Notes 3 and 4.

NOTE 10 – INCOME TAXES

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

The Company does not have any unrecorded tax benefits as of March 31, 2008.

The Company’s tax returns for the tax years 2003 through 2006 remain subject to examination by major tax jurisdictions.  However, as the Company has net operating losses from prior years these tax returns can also be examined once these net operating losses are utilized in future tax filings.

Management evaluated its probable ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate during the three months ended March 31, 2008 and 2007 based upon the uncertainty and ultimate termination of the Company’s management contract with the Cheyenne and Arapaho Tribes on August 17, 2007.   As a result of this evaluation, a tax benefit during the three months ended March 31, 2008 and 2007 was not recognized.  As of March 31, 2008, the Company’s deferred tax asset is zero.

NOTE 11 – RELATED PARTY TRANSACTIONS

In addition to $140,000 of unpaid bonuses to officers, see Note 15, the Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $122,467 as of March 31, 2008, relating to periods prior to December 31, 2003.

James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director each participated in our private placement of common stock with accompanying warrants that closed on January 24 and February 26, 2007.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; and Gus A. Chafoulias, Director each participated in our Crown Bank financing transaction in March 2008 and received warrants, see Note 8.

During the three months ended March 31, 2007, the Company paid Berc & Fox Limited $2,000 for tax services.  The operations of Berc & Fox were acquired in January 2007 by Virchow Krause, Ltd.  Thomas Fox, our President, is a shareholder and officer in Berc & Fox Limited.  In 2007, as a result of the sale of Berc & Fox Limited, certain furniture and equipment were acquired from Berc & Fox Limited by the Company in the amount of $25,000 during fiscal year 2007 and was paid to Berc & Fox in March 2008.  During February 2008 this furniture and equipment was sold to North Metro for $25,000 and the Company received payment from North Metro in February 2008.

Virginia Skruppy is a part-time employee of North Metro. Ms. Skruppy is the wife of Tom Fox, our President. We anticipate that her earnings in 2008 will not exceed $20,000.

As of March 31, 2008 the Company has a receivable due from North Metro of approximately $22,000 for reimbursement of salary, benefits and travel.  During the three months ended March 31, 2008 the Company received reimbursement from North Metro of salary, benefit and travel costs of $41,363.

NOTE 12 – PROJECT DEVELOPMENT COSTS

The Company continues to pursue additional gaming opportunities and as a result continues to incur project development expenses.  For the three months ended March 31, 2008 and 2007, development expenses were $0 and $168,276, respectively.

NOTE 13 – SEGMENT INFORMATION

Segment information related to the three months ended March 31, 2008 follows:

	Casino Operations	Casino Management	Project Development	Total
Revenues	$3,627,744	$150,000	$—	$3,777,744
Segmented profit (loss) before income taxes	(20,608)	(1,018,070)	(338,431)	(1,377,109)
Segmented assets	11,639,255	1,049,747	6,949,289	19,638,291

Segment information related to the three months ended March 31, 2007 follows:

	Casino Operations	Casino Management	Project Development	Total
Revenues	$3,512,406	$1,629,823	$—	$5,142,229
Segmented profit (loss) before income taxes	(266,183)	139,566	(288,447)	(415,064)
Segmented assets	12,833,030	2,603,394	6,043,848	21,480,272

During the three months ended March 31, 2008 and 2007 the Company recognized revenues of $0 and $1,629,823, respectively, included in the operating segment Casino Management which related to our management contract with the Cheyenne and Arapaho Tribes of Oklahoma which terminated effective August 17, 2007.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In 2004, the Company purchased player tracking software and slot accounting software from IGT.  On December 29, 2005, the Company entered into an agreement with IGT to finance $460,324 of the purchase price for this system over 48 months with interest rate equal to the prime rate, which was 5.25% at March 31, 2008.  In addition, the Company agreed to purchase additional software for $200,000, which will allow the Company to offer bonusing to its customers.  The purchase is contingent upon IGT receiving necessary approvals for the bonusing system from the Colorado Division of Gaming.

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

Bonuses:

On March 27, 2007 the board of directors approved performance bonuses to officers and employees of the Company in the amount of $385,000, which amount was recorded as an expense effective that date.  Of that amount, the Company has paid $210,000 during the year ended December 31, 2007.  Bonuses in the amount of $175,000 were to be paid on or after July 1, 2007 when management determines the Company has sufficient financial resources for payment.  Unpaid bonuses in the amount of $175,000 are reflected as a liability at March 31, 2008.

Financial consulting services:

The Company will be required to pay an additional consulting fee to the Company’s investor relations advisor of $100,000 or $200,000 if Strategic Growth International (“SGI”) assists the Company in completing an equity or debt financing that meets standards stated in the agreement.  In addition, if the Company issues warrants as part of such a debt financing, it will also issue warrants to purchase 100,000 shares of its common stock to SGI if warrants are issued to the lender, on the same terms as the warrants issued to the lender.

Legal Matters:

Alleged Breach of Gaming Management Agreement

On July 24, 2007, the Governor of the Cheyenne and Arapaho Tribes of Oklahoma delivered notice to Southwest that on July 13, 2007 he had initiated an arbitration proceeding against Southwest for alleged breach of the Third Amended and Restated Gaming Management Agreement under which Southwest then managed two casinos for the Tribes.  On November 2, 2007, Southwest filed a counterclaim in this proceeding alleging a breach of the Gaming Management Agreement by the tribal Governor. The three-member arbitration panel for this proceeding was appointed in February 2008.  After a scheduling conference with the arbitration panel on March 11, 2008, Southwest submitted its formal Cross-Complaint to the arbitration panel on April 22, 2008 and the Tribes submitted its formal complaint on April 23, 2008.  Southwest is now proceeding with discovery in this matter.

In the arbitration demand, the Governor alleged that Southwest breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with Southwest’s efforts to extend its gaming management relationship with the Tribes, which terminated on August 17, 2007.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

The Governor sought termination of the agreement and $10 million in damages.  Southwest does not believe it improperly interfered with or attempted to influence internal governmental decisions of the Tribes and Southwest is vigorously defending itself in this arbitration proceeding. Under its Gaming Management Agreement with the Tribes, Southwest was permitted to oppose, publicly or privately, any action by the Tribes that Southwest believes is not in the best interest of the Tribal gaming operations. Southwest believes that all of the actions it has taken on behalf of the gaming operations it managed or as part of its efforts to extend its gaming management relationship with the Tribes are consistent with that provision.

In its Cross-Complaint, Southwest alleges that the Governor of the Tribes breached the Management Agreement by refusing to negotiate in good faith for an extension and expansion of the gaming management relationship between Southwest and the Tribes.  Southwest asserts that the Management Agreement required the Tribes to negotiate this extension and expansion after Southwest led the Tribes’ successful efforts to negotiate and enter into a compact for expanded gaming with the State of Oklahoma in April 2005.

The Company does not expect any material adverse consequence from this action. Accordingly, no provision has been made in the financial statements for any such losses.

Theft and Distribution of Surveillance Video from Lucky Star Clinton casino

On August 24, 2007, Southwest Casino and Hotel Corp., as exclusive manager of the Lucky Star casinos of the Cheyenne and Arapaho Tribes of Oklahoma, filed a lawsuit against Doris Thunderbull, Darrell Flyingman, in his individual capacity, and John Does No. 1 and 2 alleging theft (conversion) of confidential surveillance video from the Lucky Star – Clinton casino and subsequent copyright infringement and defamation in connection with the posting of the stolen video on the website YouTube.com and widespread distribution of DVDs containing the video by mail. Southwest initially sought an emergency temporary restraining order barring further distribution of the video. That request was denied on August 27, 2007 and Southwest withdrew its request for the restraining order on September 24, 2007. Southwest’s claims on behalf of the Tribes or Southwest for conversion, copyright infringement, tortious interference with contract, defamation, and conspiracy against the defendants remain pending in the Federal District Court for the District of Oklahoma.

On January 14, 2008, the Mr. Flyingman, as Governor of the Tribes and not in his individual capacity, filed a declaratory judgment action in Cheyenne and Arapaho Trial Court asserting that the Tribes, not Southwest owned the surveillance footage and the copyright in it, an assertion that Southwest does not contest. On February 13, 2008, the Federal District Court issued a stay of the proceedings before it pending resolution of the Tribal court proceeding. After briefing, oral argument in this matter was held on April 4, 2008 and, on April 10, 2008, the Trial Court judge ruled in favor of the Tribes. Southwest did not appeal this decision. The effect of this decision on the pending federal court litigation is not known at this time.

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

NOTE 16 - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”) effective January 1, 2007, see Note 10.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement did not have an impact on the Company’s consolidated financial

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31,2008

statement disclosures during the three months ended March 31, 2008.  On February 12, 2008 a FASB Staff Bulletin “FSP FAS 157 -2” was issued which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and applies to nonfinancial assets and nonfinancial liabilities.  We are evaluating the potential impact of FSP FAS 157 – 2.

In February 2007, the FASB released SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 “ This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The statement did not have an impact on the Company’s consolidated financial statements during the three months ended March 31, 2008.

In December 2007 the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 110 which continues to allow companies to use the “simplified” method, as discussed in SAB No. 107 in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement will be effective 60 days after the United States Securities and Exchange Commission approves amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not anticipate any significant change in financial reporting to result from issuance of this statement.

NOTE 17 – SUBSEQUENT EVENTS

Extension of Crown Bank Line of Credit

On April 16, 2007, the Company entered into the Third Amendment to the Revolving Credit and Term Loan Agreement with Crown Bank.  The amendment extended the maturity date of the $450,000 revolving line of credit to April 30, 2008.  Under the amendment, three principal officers of the Company each agreed to increase their personal guarantees of the line of credit from $100,000 to $150,000 plus expenses.  In connection with a new loan with Crown Bank entered into in March 2008 (see Note 8) each of the three principal officers agreed to increase their $150,000 personal guarantees to $250,000.  As of March 31, 2008, no amounts are outstanding under the Revolving Credit facility.  As of April 30, 2008, the Company extended the maturity date of the $450,000 line of credit to June 30, 2008 and has drawn $450,000 under the line of credit.

Related Party Transaction

On April 24, 2008, Gus Chafoulias, a member of the Company’s Board of Directors, obtained two letters of credit in the aggregate amount of $473,742.50 to release 50% of cash deposits made by North Metro in connection with the development of its racetrack and card room. Southwest has agreed to reimburse Mr. Chafoulias for all costs incurred in connection with obtaining these letters of credit and to provide him additional compensation to be determined, but that will not exceed compensation that would be paid in a similar transaction with an unrelated third party.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, “Southwest”, the “Company”, “we”, “our” and “us”) for the three months ended March 31, 2008 and 2007.

Summary of Consolidated Operating Results:

For the quarter ended March 31, 2008, we had a net loss of $1,377,109 on revenues of $3,777,744 compared to a net loss of $415,064 on revenues of $5,142,229 for the same period in 2007.  This amounts to a basic loss of $0.05 and $0.02 per outstanding share during the three months ended March 31, 2008 and 2007, respectively.

The increase in the net loss of approximately $962,000 was due primarily to a decrease in revenues of approximately $1,364,000, offset by a decrease in operating expenses of approximately $796,000, the write-off of financing costs of approximately $217,000 and an increase in the loss from our unconsolidated subsidiary (North Metro) of $218,000.

Overview:

Our principal business is the management, operation and development of gaming facilities in emerging and established gaming jurisdictions.  Currently, we operate two casinos in Cripple Creek, Colorado — Gold Rush Hotel and Casino and Gold Digger’s Casino.  We also operated Uncle Sam’s Casino in Cripple Creek, Colorado until June 2008.  Until August 17, 2007 we managed two Native American gaming operations for the Cheyenne and Arapaho Tribes of Oklahoma, Lucky Star - Concho and Lucky Star - Clinton.  We own a 50% membership interest in North Metro Harness Initiative, LLC (“North Metro”).  North Metro opened its harness racetrack at its Running Aces Harness Park in Columbus, Minnesota on the north side of the Minneapolis — St. Paul Metropolitan area on April 11, 2008.  A 50-table card room that is part of Running Aces will open after Running Aces completes 50 days of live racing (as required by Minnesota statue). Under the live racing schedule approved by the Minnesota Racing Commission, the 50th day of live races is scheduled for June 30, 2008.

In September 2007, we entered into a consulting agreement to work with Palace Resorts in developing and opening a casino at the Moon Palace Casino, Golf and Spa Resort now under construction in Punta Cana on the easternmost tip of the Dominican Republic. We consult with Palace Resorts in all phases of design, game selection, training and equipping the casino that will be part of the 1,700-room resort that is scheduled to open in early 2009. Southwest receives a consulting fee of $50,000 per month for 10 months beginning in October 2007 under the consulting agreement.  Palace Resorts provides world-class resort vacations at all-inclusive properties throughout Cancun, the Riviera Maya, Nuevo Vallarta, and Cozumel with the new resort under construction at Punta Cana, Dominican Republic.

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

Due to the loss of management fees from this management contract, in March 2008 we secured additional debt financing to fund our current operations including project development costs.  The Company will need to raise additional debt or equity financing in mid-2008 for operations and debt service.

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
Palace Resorts

Casino Management:

We managed two casinos for the Cheyenne and Arapaho Tribes of Oklahoma under the Third Amended and Restated Gaming Management Agreement dated June 16, 1995 between us and the Cheyenne and Arapaho Tribes of Oklahoma (the “Tribes”) until August 17, 2007, see above discussion under “overview”.

Lucky Star - Concho

We earned management fees of $0 and $916,605 from Lucky Star - Concho during the three months ended March 31, 2008 and 2007, respectively.

Lucky Star - Clinton

We earned management fees of $0 and $713,218 from Lucky Star - Clinton during the three months ended March 31, 2008 and 2007, respectively.

Palace Resorts

In September 2007, we entered into a consulting agreement to work with Palace Resorts to develop and open a casino at the Moon Palace Casino, Golf and Spa Resort, now under construction in Punta Cana on the easternmost tip of the Dominican Republic. Under the consulting agreement, we immediately began assisting Palace Resorts in all phases of design, game selection, training and equipping the casino that will be part of the 1,700-room resort scheduled to open in early 2009. We receive $50,000 per month for 10 months under the consulting agreement, which began October 2007.  Palace Resorts provides world-class resort vacations at all-inclusive properties throughout Cancun, the Riviera Maya, Nuevo Vallarta, and Cozumel with the new resort under construction at Punta Cana, Dominican Republic.  We recognized $150,000 of consulting revenue for the three months ended March 31, 2008.

Casino operations:

Gold Rush/Gold Digger’s Casino (“GR/GD”) Results

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Percentage Change Favorable (Unfavorable)
Casino revenues	$3,501,331	$3,172,513	10.4%
Total revenues	3,627,744	3,298,429	10.0%
Loss before income taxes+	9,594	116,940	92.0%
Loss margin*	(0.3)%	(3.6)%

+                 Loss before income taxes is determined by reducing total revenues by, among other things, interest expense on our capital lease at the Gold Rush and depreciation and amortization expenses.  The capital lease was carried on our Consolidated Balance Sheet in the amount of approximately $7.0 million as of March 31, 2008.  Interest expense was $170,000 and $191,000 for the three months ended March 31, 2008 and 2007, respectively.  Depreciation and amortization expense was $350,000 and $383,000 for the three months ended March 31, 2008 and 2007, respectively.

*                 The loss margin is calculated by dividing loss before income taxes by total revenues.

For the three months ended March 31, 2008, GR/GD’s total casino revenues increased by 10.4% over the same period in the prior year, despite the Cripple Creek market declining by 12.7% during this same time period.  Our margin improved over the previous year as a result of the increased revenues.  We believe the smoking ban that came into effect on January 1, 2008 is having a significant negative effect on the market.  We are pleased that we have been able to counter the negative impacts of the smoking ban to date by addressing needs of our customers in innovative ways that have helped us increase revenues year over year in a declining market.  Additionally, during the three months ended March 31, 2007 we were impacted by bad weather in January and February 2007 which we did not experience in the current year.  During March 2008 the Cripple Creek market reported a total of 4,458 gaming devices compared to 4,711 in the same period in the prior year, a decrease of 5.4%.  We are aware of a new casino that is being built in Cripple Creek that is projected to open in the summer of 2008 and projected to offer approximately 700 gaming devices, or ~14% of the market in terms of gaming devices (based upon March Cripple Creek reported gaming device totals).  We are continuing to analyze our customers’ patronage patterns and will continue to take steps to mitigate the impact of the smoking ban and the new casino but we can make no assurances on the impact for the remainder of 2008.

We closed Uncle Sam’s casino on July 29, 2007.  We transferred approximately eight employees to our GR/GD properties.  Thus certain salaries and expenses previously incurred by Uncle Sam’s have been included with operations of the GR/GD properties since the closure of Uncle Sam’s.   Additionally we offered incentives to the players/customers who played at Uncle Sam’s to migrate their play to the Gold Rush and Gold Digger’s casinos.    We estimated that we retained approximately 40% - 70% of the revenues from former Uncle Sam’s customers who now play at the Gold Rush and Gold Diggers casinos.  The Gold Rush and Gold Diggers casinos had available capacity to absorb the players from Uncle Sam’s.  We no longer use the Uncle Sam’s brand name in our operations.  However, since inception we have used an integrated players club for all three Cripple Creek casinos whereby the player could redeem points earned at one casino at any of the casinos.

We also include within the operating segment “Casino Operations” our outdoor amphitheatre at the Gold Rush.  Revenues from the amphitheatre are less than 1% of total revenues.

Uncle Sam’s Casino:

Three Months Ended March 31, 2007
Total revenues	213,977
Loss before income taxes	130,883

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

Project Development costs for the three months ended March 31, 2008 and 2007 were $0 and $168,276, respectively.  The 2007 amounts related primarily to costs associated with the management contract with the Cheyenne and Arapaho Tribes, see above discussion under “Casino Management.  We expect to incur project development costs in the remainder of 2008 similar to the levels incurred in prior years but this will vary depending on opportunities and availability of funds.

Corporate expenses were $906,968 and $1,303,585 during the three months ended March 31, 2008 and 2007, respectively, a decrease of $396,617.

The decrease in our corporate expenses during the three months ended March 31, 2008 over the same period in the prior year is primarily due to decreased salary and benefit expense of approximately $300,000.  During March 2007 the board of directors approved discretionary performance bonuses of approximately $385,000.  During March 2008 the board of directors approved the issuance of 1,867,500 stock options to officers, employees, independent directors and a consultant.  We recognized stock option compensation expense of approximately $137,000 and $44,000 during the three months ended March 31, 2008 and 2007, respectively (see Part I Note 3 to our Financial Statements in Item 1 within this Form 10-Q).  In addition to the $300,000 decrease in salary and benefits we did not incur license costs of approximately $56,000 with the National Indian Gaming Association during the three months ended March 31, 2008 and we did not incur consulting expense of $15,000 during the three months ended March 31, 2008 as we had during the three months ended March 31, 2007.  The performance bonus approved and recorded in March 2007 consisted of $210,000 that was paid in March 2007, and $175,000 to be paid on or after July 1, 2007 at such time as management determines that we have sufficient financial resources for the payment.  The $175,000 is accrued as a liability at March 31, 2008.

We incurred management fee expenses related to our Punta Cana consulting contract of approximately $40,000 during the first quarter of 2008.

Interest Expense was $202,516 and $249,449 for the three months ended March 31, 2008 and 2007, respectively, a decrease of approximately $46,933.  The decrease is primarily due to lower interest from our $2.5 million term loan as the loan was fully paid in April 2007.

Write off of acquisition and financing costs of $217,329 during the three months ended March 31, 2008 relate to the write-off of costs associated with a financing alternative to the bank loan we secured in March 2008. We were unable to agree upon the terms with the lender and we ultimately chose not to continue negotiations with the lender.

Loss of unconsolidated subsidiary, net of tax benefit represents our share of the losses of North Metro, which were $338,431 and 120,171 for the three months ended March 31, 2008 and 2007, respectively.  The increase during the three months ended March 31, 2008 compared to the same period in the prior year is due to the increased start-up expenses primarily related to salaries, benefits and marketing expenses necessary to open Running Aces Harness Park on April 11, 2008.

Effective tax rate.   For the three months ended March 31, 2008 and 2007, we did not record a tax benefit for the net loss as a result of our evaluation of deferred tax assets and our ability to utilize the deferred tax assets in the future.  We recorded a 100% valuation allowance against the deferred tax assets at March 31, 2008 and December 31, 2007 because of the termination of our management agreement with the Cheyenne and Arapaho Tribes, effective August 17, 2007 and net losses since the termination.  As of March 31, 2008 and December 31, 2007, our deferred tax asset is zero.

Liquidity and Capital Resources:

We continue to generate cash flow from our casino operations in Colorado and our consulting agreement with Palace Resorts.  We use the cash flows generated to pay off debt in accordance with our agreements, fund reinvestment in our Colorado properties for both refurbishment and replacement of assets, and to pursue additional growth opportunities.  As the existing cash flows were inadequate to fund our cash requirements, we secured additional debt financing in March 2008, described below.  We will need to raise additional debt or equity financing in mid-2008.

Due to the loss of revenue resulting from the termination of our management contract with the Cheyenne and Arapaho Tribes of Oklahoma (see above discussion under the operating segment “Casino Management”) we secured additional debt financing to fund our current operations including project development costs.   We closed on a bank loan of $1.55 million on March 7, 2008.  The interest rate is the prime rate plus 1.5% with a minimum interest rate of 7%.  The effective interest rate on this loan, after giving effect to the warrant consideration issued in connection with it, is approximately 24.5 percent (see Part I Note 4 to our Financial Statements in Item 1 within this Form 10-Q).  We are required to make interest only payments through January 2009 after which we will repay the outstanding principal balance and accrued interest in 12 equal monthly installments.  Eight shareholders of the Company, including a member of our board of directors, cosigned portions of the loan.  Our three principal executive officers guaranteed portions of this loan as well as our $450,000 operating line of credit.  As consideration for the co-signatures and personal guarantees we issued warrants to purchase 2,300,000 shares of our common stock (one warrant share for each dollar guaranteed or cosigned) at an exercise price of $0.39 per share to each co-signer and guarantor.  The warrants have a five-year term.

During January and February 2008, we pursued a financing alternative to the bank loan discussed above. We were unable to agree upon the terms with the lender and we ultimately chose not to continue negotiations with the lender. We incurred costs in connection with this financing of approximately $217,000 that were expensed during the three months ended March 31, 2008.

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

Net cash used in operating activities during the three months ended March 31, 2008 was $684,179 compared to net cash provided by operating activities of $116,095 during the three months ended March 31, 2007.  The change in cash from operations was approximately $800,000 and is primarily due to an increase in our net loss of $962,000 with offsetting other noncash expenses and changes in current assets and current liabilities.

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was $188,401 and $1,256,229, respectively, a decrease of approximately $1.1 million.  The decrease in use of cash between the periods was due primarily to a decrease in our investment in North Metro of approximately $1.0 million.  North Metro closed its construction financing in April 2007, resulting in less required funding from the members of North Metro.  We contributed $66,000 and $1,100,000 during the three months ended March 31, 2008 and 2007, respectively.

Net cash provided by financing activities for the three months ended March 31, 2008 and 2007 was $610,283 and $2,165,171, respectively.  During the three months ended March 31, 2008 and 2007 we had the following financing activities:

•                  In January and February 2007 we completed an equity financing resulting in proceeds of approximately $4.0 million.

•                  We made payments of approximately $0.3 million on long-term borrowings compared to approximately $0.7 million during the three months ended March 31, 2008 and 2007, respectively.  The decrease was due to full repayment of a $2.5 million term loan with Crown Bank on April 30, 2007.

•                  During the three months ended March 31, 2007 we paid costs of approximately $322,000 related to the redemption of 357,000 shares of common stock in accordance with Article XI of our Articles of Incorporation effective January 22, 2007.  The shares were redeemed at a price of $0.90 per share based upon the closing stock price of our common stock as reported on January 22, 2007.  We recorded the redemption as a reduction to stockholder’s equity for the buy back of shares.  The shares of common stock are included in Treasury Stock in the Consolidated Statements of Changes in Stockholders’ Equity as of March 31, 2008.

•                  We made payments of approximately $217,000 and $447,000 related to financing and acquisition costs during the three months ended March 31, 2008 and 2007, respectively.  The financing costs incurred in 2008 are discussed above and the financing and acquisition costs incurred in 2007 related to an acquisition that ultimately did not close.

•                  We made payments of approximately $450,000 and $446,000 during the three months ended March 31, 2008 and 2007 related to our line of credit.

Line of Credit.   On April 16, 2007, the Company entered into the Third Amendment to the Revolving Credit and Term Loan Agreement with Crown Bank.  The agreement has been amended to extend the maturity date of the $450,000 revolving line of credit to April 30, 2008.  Under the amendment, three principal officers of the Company each agreed to increase their personal guarantees of the line of credit from $100,000 to $150,000 plus expenses.  In connection with a new loan with Crown Bank entered into in March 2008 (see Term Note below) each of the three principal officers agreed to increase their previously existing $150,000 personal guarantees to $250,000.  As of March 31, 2008, no amounts are outstanding under the Revolving Credit facility.  As of April 30, 2008, we extended the $450,000 line of credit to June 30, 2008 and have drawn $450,000 under the line of credit.

Term Note.   In March 2008, we entered into a $1.55 million term loan that is described above under “Liquidity and Capital Resources”.

Equipment Loan.  On December 23, 2005, we negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 5.25% as of March 31, 2008.   The outstanding balance as of March 31, 2008 was approximately $210,000.

Seasonality:

We believe that the operations of all casinos owned by us is affected by seasonal factors, including holidays, weather and travel conditions.

Effects of Current Economic and Political Conditions:

General Economic Conditions:

Consumer demand for the gaming products and related amenities we offer may be particularly sensitive to downturns in the economy.  Almost all gaming jurisdictions in the United States have reported overall declining casino and related revenues in recent months.  Changes in consumer preferences or discretionary consumer spending brought about by factors such as general economic conditions, real or perceived reduction in disposable consumer income, fears of recession and changes in consumer confidence in the economy could reduce customer demand for our product, thus harming our operations.

Competitive Pressures:

Many casino operators are either entering or expanding in our markets, including a major new casino expected to open in the Summer of 2008 in the Cripple Creek, Colorado market, thereby increasing competition. As companies have completed new or expanded projects, supply has sometimes grown at a faster pace than demand, and competition has increased significantly. Furthermore, several operators, including Southwest, have plans for additional developments or expansions in our markets.

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

The Governor of Colorado signed a bill that removed the exemption for casinos from the state’s 2006 smoking ban, effective January 1, 2008.  We expect the extension of the ban to Colorado casinos will have some negative impact on business volumes at our Cripple Creek properties, the magnitude of which we cannot predict at this time.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This Statement did not effect our consolidated financial statements as of March 31, 2008.  On February 12, 2008 a FASB Staff Bulletin “FSP FAS 157 -2” was issued which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and applies to nonfinancial assets and nonfinancial liabilities.  We are evaluating the potential impact of FSP FAS 157 – 2.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  This Statement did not effect our consolidated financial statements as of March 31, 2008.

In December 2007 the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 110 which continues to allow companies to use the “simplified” method, as discussed in SAB No. 107 in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement will be effective 60 days after the United States Securities and Exchange Commission approves amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not anticipate any significant change in our financial reporting to result from issuance of this statement.

Forward-Looking Statements:

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements often contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations of those words or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

•                  short-term access to debt or equity financing;

•                  cost of available and feasible debt or equity financing;

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

•                  our international consulting agreement and any future international operations will require us to understand and comply with the gaming regulations and operate in economic environments that are new to us and may differ significantly from the regulatory and economic models in which we currently operate.

Any forward-looking statements speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

In reviewing this quarterly report on Form 10-Q, you should carefully consider the matters concerning Southwest Casino Corporation described under the heading “Risk Factors” in the annual report on Form 10-KSB filed by the Corporation on March 31, 2008, which are incorporated in this document by reference.

Item 4t.  Controls and Procedures

Disclosure Controls and Procedures.

Our management is responsible for establishing disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, designed to ensure that information required to be disclosed in the reports we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer, who serves as our principal executive officer, and our President and Chief Operating Officer, who serves as our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 and concluded that those controls and procedures were effective as of that date.

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

Our management, including our Chief Executive Officer, who serves as our principal executive officer, and our President and Chief Operating Officer, who serves as our principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Alleged Breach of Gaming Management Agreement

On July 24, 2007, the Governor of the Cheyenne and Arapaho Tribes of Oklahoma delivered notice to Southwest that on July 13, 2007 he had initiated an arbitration proceeding against us for alleged breach of the Third Amended and Restated Gaming Management Agreement under which we then managed two casinos for the Tribes.  On November 2, 2007, we filed a counterclaim in this proceeding alleging a breach of the Gaming Management Agreement by the tribal Governor. The three-member arbitration panel for this proceeding was appointed in February 2008.  After an initial scheduling conference with the arbitration panel on March 11, 2008 we submitted our formal Cross-Complaint to the arbitration panel on April 22, 2008 and the Tribes submitted their formal complaint on April 23, 2008.

In the Complaint, the Governor alleged that Southwest breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with our efforts to extend our gaming management relationship with the Tribes, which terminated on August 17, 2007. The Governor sought termination of the agreement and $10 million in damages.  We do not believe we improperly interfered with or attempted to influence internal governmental decisions of the Tribes and Southwest is vigorously defending itself in this arbitration proceeding. Under our Gaming Management Agreement with the Tribes, we were permitted to oppose, publicly or privately, any action by the Tribes that we believed was not in the best interest of the Tribal gaming operations. We believe that all of the actions we took on behalf of the gaming operations we managed or as part of our efforts to extend our gaming management relationship with the Tribes were consistent with that provision.

In our Cross-Complaint, We allege that the Governor of the Tribes breached the Management Agreement by refusing to negotiate in good faith for an extension and expansion of the gaming management relationship between Southwest and the Tribes.  We assert that the Management Agreement required the Tribes to negotiate this extension and expansion after we led the Tribes’ successful efforts to negotiate and enter into a compact for expanded gaming with the State of Oklahoma in April 2005.  We are now proceeding with discovery in this case.

Theft and Distribution of Surveillance Video from Lucky Star Clinton casino

On August 24, 2007, Southwest Casino and Hotel Corp., as exclusive manager of the Lucky Star casinos of the Cheyenne and Arapaho Tribes of Oklahoma, filed a lawsuit against Doris Thunderbull, Darrell Flyingman, in his individual capacity, and John Does No. 1 and 2 alleging theft (conversion) of confidential surveillance video from the Lucky Star – Clinton casino and subsequent copyright infringement and defamation in connection with the posting of the stolen video on the website YouTube.com and widespread distribution of DVDs containing the video by mail. We initially sought an emergency temporary restraining order barring further distribution of the video. That request was denied on August 27, 2007 and we withdrew our request for the restraining order on September 24, 2007. Our claims on behalf of the Tribes or Southwest for conversion, copyright infringement, tortious interference with contract, defamation, and conspiracy against the defendants remain pending in Federal district court.

On January 14, 2008, the Mr. Flyingman, as Governor of the Tribes and not in his individual capacity, filed a declaratory judgment action in Cheyenne and Arapaho Trial Court asserting that the Tribes, not Southwest owned the surveillance footage and the copyright in it, an assertion that we did not contest. On February 13, 2008, the Federal District Court issued a stay of the proceedings before it pending resolution of the Tribal court proceeding. After briefing, oral argument in this matter was held on April 4, 2008 and, on April 10, 2008, the Trial Court judge ruled in favor of the Tribes. We did not appeal this decision. The effect of this decision on the pending federal court litigation is not known at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2008 Southwest Casino Corporation issued five-year fully exercisable warrants to purchase an aggregate of 1,550,000 shares of its common stock at an exercise price of $0.39 per share to eight shareholders who co-signed promissory notes with Southwest Casino & Hotel Corp. in the original principal amount of $1.55 million.  Each co-signer received a warrant to purchase one share of our common stock for each $1.00 in principal amount of the promissory note co-signed by that shareholder.  We issued identical warrants to purchase an additional $750,000 to James Druck, our CEO, Thomas Fox, our President and COO, and Jeffrey Halpern, our Vice President of Government Affairs, in consideration of their increase in the amount and extension of the term of their respective guarantees of our outstanding line of credit and the promissory notes described above.  The $0.39 per share exercise price of these warrants represented the average closing market price of one share of Southwest Casino Corporation’s common stock over the 5 trading days preceding the closing of the loan transaction.  Warrant holders also received the right to have the shares of Southwest Casino Corporation common stock purchasable upon exercise of their warrants included in any registration statement that Southwest Casino Corporation may file in the future (“piggy-back rights”) under the terms of a separate Registration Rights Agreement dated March 10, 2008.

We are using the proceeds from the loan transaction for general working capital, including additional membership contributions to North Metro Harness Initiative, LLC if required under the terms of the construction financing for that facility or agreed to between the members of North Metro Harness Initiative.  We  reserved from the proceeds of the loan $97,000, which Southwest estimates based on the current interest rate is the amount of the interest-only payments due under the notes through January 11, 2009.

The warrants issued to the shareholders who co-signed the promissory notes totaling $1.55 million described above under Item 1.01 of this Current Report on Form 8-K were issued by Southwest Casino Corporation in reliance upon exemptions from the registration requirements under the Securities Act of 1933, as amended, including Regulation D and Section 4(2), and applicable state securities laws.  With regard to the reliance upon the exemptions under Regulation D and Section 4(2) under the Securities Act, Southwest Casino Corporation made certain inquiries of the shareholder guarantors to establish that the issuance of the warrants qualified for these exemptions from the registration requirements. No underwriting commissions or discounts were paid with respect to the issuance of the Warrants.

Item 6.  Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

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

May 15, 2008	SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer
(principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Operating Officer
(principal financial and accounting officer)