Form 10-Q
period 2008-06-30
SOUTHWEST CASINO CORP
filed 2008-08-14
CIK 1170848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2008

or

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from          to

Commission File Number:   000-50572

SOUTHWEST CASINO CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0686721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Killebrew Drive, Suite 350, Minneapolis, MN 55425
(Address of principal executive offices) (Zip Code)

952-853-9990

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐   NO  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 30,349,997 as of August 1, 2008.

SOUTHWEST CASINO CORPORATION

FORM 10-Q

June 30, 2008

In this Form 10-Q, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation and its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheets

June 30, 2008 (unaudited) and December 31, 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,549,130	$1,892,401
Accounts Receivable	36,560	54,582
Accounts Receivable - Related Parties	10,811	41,572
Inventories	147,242	141,041
Prepaid Expenses and Other Current Assets	460,677	679,583
Total Current Assets	$3,204,420	$2,809,179

PROPERTY AND EQUIPMENT
Leasehold Improvements	15,495,329	15,389,750
Furniture and Equipment	5,356,919	5,280,282
Accumulated Depreciation	(11,507,178)	(10,835,938)
Net Property and Equipment	$9,345,070	$9,834,094

OTHER ASSETS
Other Assets	326,480	33,374
Investment in Unconsolidated Subsidiary	5,676,768	7,218,720
Total Other Assets	$6,003,248	$7,252,094

TOTAL ASSETS	$18,552,738	$19,895,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$662,765	$659,284
Accounts Payable - Related Parties	7,199	25,000
Accrued Expenses	870,909	1,085,797
Accrued Liabilities - Related Parties	82,467	122,467
Notes Payable	450,000	450,000
Current Portion of Long-Term Liabilities	1,673,698	1,005,940
Accrued Interest Payable	60,157	55,465
Total Current Liabilities	$3,807,195	$3,403,953

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$6,865,132	$6,486,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 Shares Authorized	$—	$—
Common Stock, $.001 Par Value 75,000,000 Shares Authorized, 30,656,997 and 27,817,953 Shares Issued at June 30, 2008 and December 31, 2007 and 30,299,997 and 27,460,953 Outstanding at June 30, 2008 and December 31, 2007	30,658	27,819
Additional Paid-in Capital	23,844,998	21,496,064
Accumulated Deficit	(15,672,945)	(11,196,534)
	8,202,711	10,327,349
Less Treasury Stock (357,000 shares redeemed)	(322,300)	(322,300)

Total Stockholders’ Equity	7,880,411	10,005,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,552,738	$19,895,367

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2008 and 2007

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
NET REVENUES
Casino	$3,484,482	$3,743,884	$6,985,813	$7,125,276
Food & Beverage/Hotel	104,528	130,865	194,411	230,320
Management and Consulting	150,000	1,501,628	300,000	3,131,451
Entertainment	25,284	29,546	25,284	29,546
Other	34,331	50,246	70,861	81,805
	3,798,625	5,456,169	7,576,369	10,598,398

EXPENSES
Casino	$2,881,600	$2,892,150	$5,669,330	$5,744,793
Food & Beverage/Hotel	337,387	339,988	663,352	649,688
Corporate Expense	919,198	821,234	1,826,166	2,124,819
Project Development Costs	—	84,295	—	252,571
Entertainment	76,018	53,432	84,225	68,837
Depreciation and Amortization	347,797	487,744	713,111	1,028,377
	4,562,000	4,678,843	8,956,184	9,869,085

INCOME (LOSS) FROM OPERATIONS	$(763,375)	$777,326	$(1,379,815)	$729,313

OTHER INCOME (EXPENSE)
Interest Income	$253	$652	$471	$3,221
Interest Expense	(244,826)	(203,374)	(447,342)	(452,823)
Gain (Loss) on Disposition of Property and Equipment	—	—	1,250
Write-off of Acquisition and Financing Costs	—	(126,650)	(217,329)	(126,650)
Other	(4,333)		(8,194)
	(248,906)	(329,372)	(671,144)	(576,252)

Income (loss) before income taxes, income (loss) in earnings of unconsolidated subsidiaries	(1,012,281)	447,954	(2,050,959)	153,061

Income taxes		—	—
Loss of Unconsolidated Subsidiaries, Net of Tax Benefit	(2,087,021)	(96,437)	(2,425,452)	(216,608)

NET INCOME (LOSS)	$(3,099,302)	$351,517	$(4,476,411)	$(63,547)

Income (loss) per share - basic	$(0.11)	$0.01	$(0.16)	$(0.00)
Income (loss) per share - diluted	$(0.11)	$0.01	$(0.16)	$(0.00)
Weighted average common shares outstanding - basic	27,917,680	27,286,443	27,689,316	26,026,331
Weighted average common shares outstanding - diluted	27,917,680	29,394,824	27,689,316	26,026,331

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$(4,476,411)	$(63,547)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	713,111	1,028,377
Amortization of Loan Costs	62,677	56,619
Write-off of Acquisition and Financing Costs	217,329	126,650
(Gain) Loss on Disposition of Property and Equipment	(1,250)
Payroll taxes on bonuses and accrued compensation paid in common stock and warrants	(84,164)
Stock Based Compensation Expense	287,651	138,942
Loss of Unconsolidated Subsidiary	2,425,452	216,608
Change in Current Assets and Liabilities,
(Increase) Decrease in Receivables	18,022	(261,313)
(Increase) Decrease in Receivables - Related Parties	30,761
(Increase) Decrease in Inventories	(6,201)	9,707
(Increase) Decrease in Prepaid Expenses and Other Current Assets	188,907	7,144
Increase (Decrease) in Accounts Payable	24,787	161,694
Increase (Decrease) in Accounts Payable - Related Parties	7,199
Increase (Decrease) in Accrued Expenses	(74,888)	(136,922)
Increase (Decrease) in Accrued Interest Payable	4,692	(5,927)
Net Cash Provided (Used) by Operating Activities	$(662,326)	$1,278,032

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(323,757)	(179,086)
Proceeds from Sale of Property and Equipment	25,000	—
Payment of Costs Associated with Management and Consulting Contracts	—	(306,450)
Receipt (Payment) of Deposit	60,000	(2,713)
Investment in Unconsolidated Subsidiary	(883,500)	(2,527,195)
Net Cash Used in Investing Activities	$(1,122,257)	$(3,015,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Short-Term Notes Payable	$—	$(446,292)
Proceeds from Long-Term Borrowings, net	1,534,500
Principal Payments on Long-Term Borrowings	(503,479)	(1,224,996)
Proceeds from Issuance of Common Stock upon Exercise of Warrants	88,728
Proceeds from Issuance of Common Stock and Warrants	1,540,552	4,054,369
Redemption of Common Stock	—	(322,300)
Payment of Financing Costs	(1,660)
Payment of Financing Costs Written-Off	(217,329)	(437,100)
Other		(8,900)
Net Cash Provided by Financing Activities	$2,441,312	$1,614,781

Net Increase in Cash and Cash Equivalents	656,729	(122,631)

CASH AND CASH EQUIVALENTS
Beginning of Period	1,892,401	1,531,260
End of Period	$2,549,130	$1,408,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$378,942	$402,131
Income Taxes Paid	$1,100	$37,858

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital assets acquired with acounts payable	$66,083	$12,703
Financing costs included in accounts payable	$13,606	$68,358
Costs associated with issuing common stock included in accounts payable	$16,344	$13,465
Value of warrants issued in connection with debt issuance	$355,350
Financing costs netted from long-term borrowings	$15,500
Fees included in accounts payable and prepaid expenses and other current assets	$30,000
Bonuses and accrued compensation paid in exchange for issuance of common stock and warrants, net of payroll taxes	$95,836
Financing costs netted from proceeds from issuing common stock	$25,447
Placement agent fees paid in exchange for issuance of common stock and warrants	$88,992

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2008

	Treasury Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
BALANCE December 31, 2007	(357,000)	$(322,300)	27,817,953	$27,819	$21,496,064	$(11,196,534)	$10,005,049

Issuance of Common Stock and Warrants, Net			2,693,589	$2,694	$1,617,351		$1,620,045

Exercise of Warrants and Issuance of Common Stock			145,455	145	88,582		88,727

Stock-Based Compensation Expense Related to Options and Warrants					287,651		287,651

Issuance of Warrants in Connection With Debt Issuance					355,350		355,350

Net Loss						(4,476,411)	(4,476,411)

BALANCE June 30, 2008	(357,000)	(322,300)	30,656,997	30,658	23,844,998	(15,672,945)	7,880,411

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

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

NOTE 2 — MANAGEMENT FINANCIAL PLANS

The Company completed a debt financing for $1.55 million in March 2008, see Note 9.  On June 17, 2008, the Company sold 2.7 million shares of common stock and warrants to purchase 2.2 million shares of common stock resulting in proceeds of approximately $1.54 million, see Note 5.  During the six months ended June 30, 2008 the Company has used $883,500 to make an additional investment in North Metro, see Note 7 and $450,000 to pay in full the Company’s line of credit on July 1, 2008, see Note 8.  The Company will be required to seek additional debt or equity financing during 2008 to fund operations as well as to repay debt beginning in February 2009.

NOTE 3 — STOCK OPTIONS AND AWARDS

Stock option plans:

On July 15, 2004, Southwest Casino and Hotel Corp. shareholders approved the Southwest Casino and Hotel Corp. 2004 Stock Incentive Plan that had been adopted by the company’s Board of Directors effective June 1, 2004.  Under the terms of the reorganization completed July 22, 2004, Southwest Casino Corporation assumed the rights and obligations of Southwest Casino and Hotel Corp. under this plan.  The plan permits Southwest Casino Corporation to issue incentive awards to all employees of Southwest Casino Corporation or any of its subsidiaries and any non-employee directors, consultants or independent contractors of the Company or any of its subsidiaries. Incentive awards under the plan include “incentive options” under Section 422 of the Internal Revenue Code of 1986, “non-statutory stock options” that do not qualify for “incentive option” treatment, stock appreciation rights, restricted stock awards, performance units and stock bonuses.  The plan was amended by shareholder approval in June 2007, which increased the number of shares of Southwest Casino Corporation common stock reserved for issuance under the plan from 1,500,000 to 3,000,000.

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

The effect of stock options issued to employees, directors and consultants was to increase the net loss for the three and six months ended June 30, 2008 by $95,752 and $232,651, respectively and basic loss per share by $0.003 and $0.008, respectively.  The effect of stock options issued was to decrease net earnings for the three months ended June 30, 2007 and increase the net loss for the six months ended June 30, 2007 by $44,221 and $88,525, respectively and basic and diluted earnings per share and basic loss per share by $0.002 and $0.003, respectively.

Options are granted to employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have terms of 5 to 10 years from the grant date and granted options typically vest quarterly over a one to three year period.  The fair value of each option is amortized into compensation expense over the period the option vests. The Company has

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

estimated fair value of all stock options as of the date of grant by applying the Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The key assumptions used in determining the fair value of options during the six months ended June 30, 2008 were:

Six months ended June 30, 2008
Expected price volatility	64% - 66%
Risk free interest rate	2.35% - 2.76%
Weighted average expected life in years	5.0 - 6.76 years
Dividend yield	0%
Pre-vesting forfeiture rate	0%
Weighted average fair value	$0.28

The Company estimated the expected price volatility using a pro-rata percentage of both historical information for a peer group as well as historical information for the Company from January 4, 2007 through March 20, 2008.  The Company’s securities began trading publicly in July 2004, however the volume and trading activity was minimal until 2007.  As a result the Company used the average volatility for the look back period (which is the expected term of the options) for the companies considered in the peer group and history for the Company from 2007 to March 20, 2008 (the date of grant).  The Company weighted the volatility using 80% of the peer group and 20% of the Company’s calculated volatility.  The Company applied the simplified formula for computing the expected term assumptions for employee and director options in accordance with Staff Accounting Bulletin (“SAB”) No. 107 and as modified in SAB No. 110.  The Company applied 0% to the dividend yield as the Company has not approved or issued dividends in the past and there are no plans to do so.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be zero based primarily on historical experience.  If pre-vesting forfeitures occur in the future, the Company will record the benefit related to those forfeitures as the forfeitures occur.

Status of options during the six months ended June 30, 2008

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	2,500,000	$0.65
Granted	1,867,500	$0.48
Forfeited/cancelled/expired	0
Exercised	0
Balance at June 30, 2008	4,367,500	$0.58

Options outstanding at June 30, 2008	4,367,500	$0.58	6.8 years	$1,397,600
Options exercisable at June 30, 2008	2,890,938	$0.62	4.5 years	$809,426

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Southwest Casino Corporation closing stock price of $0.90 on June 30, 2008, that the option holders would have received had all option holders exercised their options as of that date.  As of June 30, 2008, the Company’s unrecognized share-based compensation related to stock options issued to employees and directors was approximately $430,229.  This cost is expected to be expensed over a weighted average period of three years.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

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

•                  Consulting option grant:

The Board of Directors awarded two non-qualified options to purchase 50,000 shares of Southwest common stock each to a consultant to the company on March 20, 2008.  These options were also granted under the company’s 2004 Stock Incentive Plan, have a 10-year term, and an exercise price of $0.48 per share, the closing market price for one share of the Company’s common stock on the date of grant.  These options become exercisable upon Southwest’s achievement of certain goals related to the services provided by the consultant to Southwest.  During the three months ended June 30, 2008, 50,000 options became exercisable upon execution of the Company’s amended consulting and management contract with Palace Resorts in June 2008, see Note 6.

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

The Company is expensing the compensation cost of these options over the expected vesting period based upon the performance conditions and will reassess the likelihood of performance at each reporting date.  The Company expensed approximately $21,000 and $24,000 during the three and six months ended June 30, 2008.

No tax benefit has been recorded on share based compensation expense for the three and six-month periods ended June 30, 2008 and 2007.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

NOTE 4 — WARRANTS

Status of warrants:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2007	5,946,102	$0.63
Granted	4,543,865	$0.62
Exercised	(145,455)	$0.61
Cancelled	0
Warrants outstanding as of June 30, 2008	10,344,512	$0.62

Issuance of Debt

The Company secured debt financing in March 2008, see Note 9.  The Company issued five-year fully exercisable warrants to purchase an aggregate of 2,300,000 shares of its common stock at an exercise price of $0.39 per share to the shareholder co-signers and guarantors, including Mr. Druck, Mr. Fox and Mr. Halpern (officers of the Company and guarantors of the debt).  The $0.39 per share exercise price of these warrants represented the average closing market price of one share of Southwest Casino Corporation’s common stock over the 5 trading days preceding the closing of the loan transaction.  Warrant holders also received the right to have the shares of Southwest Casino Corporation common stock purchasable upon exercise of their warrants included in any registration statement that Southwest Casino Corporation may file in the future (“piggy-back rights”) under the terms of a separate Registration Rights Agreement dated March 10, 2008.

The Company accounts for transactions in which services are received in exchange for equity instruments issued based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  Additionally, the company has accounted for this transaction in accordance with EITF Issue No. 00 — 18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”.   The Company has estimated the fair value of the warrants as of the date of grant by applying the Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of expense.  The key assumptions used in determining the fair value of the warrants granted on March 10, 2008 were as follows:

Grant date stock price (unregistered common share estimate)	$0.31
Exercise price of warrant	$0.39
Expected price volatility	64%
Risk free interest rate	2.36%
Contractual term	5 years
Dividend yield	0%
Weighted average fair value	$0.1545

The Company estimated the expected price volatility using a pro-rata percentage of both historical information for a peer group as well as historical information for the Company from January 4, 2007 through March 10, 2008.  The Company became public in July 2004, however the volume and trading activity was minimal until 2007.  As a result the Company used the average volatility for the look back period (which is the contractual term of the warrant) for the companies considered in the peer group and history for the Company from 2007 to March 10, 2008 (the date of grant).  The Company weighted the volatility using 80% of the peer group and 20% of the Company’s calculated volatility.   The Company applied 0% to the dividend yield as the Company has not approved or issued dividends. The exercise price of the warrants was based upon the market value of the Company’s common stock as reported on the Over the Counter Bulletin Board for SWCC.OB.  As the Company has not registered the underlying shares of common stock the Company has applied a 20% discount to the market price of a freely traded share due to the restrictive nature of the award.   The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the contractual life of the warrants being valued.

The fair value of the warrants in the amount of $355,350 was credited to additional paid in capital and the debit is recorded on the consolidated balance sheet as a deferred financing cost included in Other Assets.  The deferred financing cost is being amortized to interest expense over the term of the loan using the effective interest method (properly matching the debt financing cost over the term

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

of the loan).  The Company recognized amortization expense (charged to interest expense) of $43,884 and $58,845 during the three and six months ended June 30, 2008.

Issuance of equity

In connection with the Securities Purchase Agreement (“SPA”) entered into on June 17, 2008, the Company issued warrants to purchase 2,045,344 shares of common stock to the investors and warrants to purchase an additional 198,521 shares of common stock to the placement agent in that offering, see Note 5.

NOTE 5 — SALE OF UNREGISTERED SECURITIES

On June 17, 2008, Southwest entered into a Securities Purchase Agreement with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to which Southwest sold in a private placement an aggregate of 2,693,589 shares of its common stock with accompanying warrants to purchase 2,154,873 shares of its common stock at a price of $0.65 per unit, with each unit consisting of one share of common stock and a warrant to purchase .8 shares of common stock.  The warrants are exercisable for a period of five years at an exercise price of $0.85 per share.  Southwest received net proceeds from this offering of approximately $1,540,552, after the deduction of estimated offering expenses and other non-cash transactions as reported in the supplemental disclosure of non-cash investing and financing activities in the Consolidated Statement of Cash Flow.

The Securities Purchase Agreement provides that if Southwest determines to file a registration statement for its equity securities, participants in this offering will have the right to request inclusion of their common stock and shares of common stock issuable upon exercise of their warrants in the registration statement (piggy-back registration rights).

If Southwest issues common stock or securities convertible into common stock at an effective price below $0.65 per share before the 6 month anniversary of the date on which the shares sold in this offering can be sold in the public market under an effective registration statement or under SEC Rule 144 (the “Effective Date”), Southwest will issue additional shares of common stock to participants in this offering such that they receive the same purchase price per share as investors in the subsequent offering (a full ratchet adjustment).

Southwest agreed that if it sells additional shares of common stock before the 6 month anniversary of the Effective Date on terms less favorable to the Company than the terms of the Securities Purchase Agreement, the terms of the Securities Purchase Agreement will be amended to incorporate those less favorable terms.  Also, if Southwest sells any debt or equity security convertible into its common stock before the 6 month anniversary of the Effective Date, investors in this offering may elect to exchange some or all of the common shares acquired in this offering for the convertible securities sold in the subsequent offering on a dollar-for-dollar basis.  If an investor elects to exchange their common shares, they will retain the right to purchase 50 percent of the corresponding shares subject to the warrant received in this offering.

The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable upon the occurrence of certain events, including stock splits, combinations and reclassifications.  Until the 4 month anniversary of the Effective Date, if Southwest issues any security with an effective price per share less than the $0.85 per share exercise price of the warrants, the per share exercise price will be reduced to that lower effective price per share and the number of shares issuable upon exercise of the warrant will be increased so that the aggregate exercise proceeds for each warrant remains the same.  At any time that a registration statement covering the resale of the common shares issuable upon exercise of the warrant is not effective, warrant holders may exercise the warrant through a “cashless” or “net” exercise.  Warrant holders are not permitted to exercise their warrants to the extent their ownership of Southwest common stock would exceed 9.99% of the company’s outstanding common stock.

The company’s placement agent agreed to accept the cash portion of its placement agent commission in common stock and warrants on the same terms as the investors, which resulted in the placement agent receiving 136,911 shares of common stock and warrants to purchase an aggregate of 109,529 shares of common stock.  In addition, the placement agent received a warrant to purchase 88,992 shares of common stock that is exercisable for a period of five years at an exercise price of $1.00 per share.

The following officers and directors of Southwest participated in the private placement on the same terms as the other investors: James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Tracie L. Wilson, Chief Financial Officer, and Gus A. Chafoulias, Director.  Each of Mr. Druck, Mr. Fox, Mr. Halpern and Ms. Wilson participated by investing the net proceeds of $95,836 (after taxes and other withholding) from deferred bonuses and compensation owed to them by the Company, resulting in a reduction in the Company’s outstanding liabilities to these officers of $180,000.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

In addition, each of Mr. Druck, Mr. Fox, Mr. Halpern, Ms. Wilson, Mr. Chafoulias and the other members of Southwest’s Board of Directors entered into a Lock-up Agreement with Southwest under which they agreed not to sell or transfer any of their Southwest securities (except certain exempt transactions) until after the four month anniversary of the Effective Date. Other than with respect to the Securities Purchase Agreement, there are no material relationships between Southwest, on the one hand, and any of the other investors in the private placement, on the other hand.

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

NOTE 6 — MODIFICATION AND EXTENSION OF CONSULTING AGREEMENT WITH PALACE RESORTS

On June 25, 2008, the Company entered into a Modification and Extension of Consulting Agreement (the “Agreement”) with Operadora Dominicana Macao, S.A., a subsidiary of Palace Resorts, under which Southwest will manage the casino at the Moon Palace Casino, Golf and Spa Resort in Punta Cana, Dominican Republic.  The casino will be part of a 1700-room, all-inclusive luxury resort that Palace Resorts is constructing on the far eastern tip of the Dominican Republic.  Southwest has been consulting with Palace Resorts on the design, development and operation of the casino since September 2007.

Under the new Agreement, Southwest will continue to assist Palace Resorts in all phases of design, game selection, training and equipping the casino as a consultant and then manage the casino for five years after it opens in late 2008 or early 2009.  As manager, Southwest will be responsible for all aspects of casino operations including equipping and maintaining the casino, internal controls and accounting, budgeting, casino employment, security and compliance.  Southwest will work with Palace Resorts to market the casino and the resort as a gaming destination.  Southwest previously received a consulting fee of $50,000 per month under a Consulting Agreement that would have terminated in August 2008.  Under the Modification and Extension of Consulting Agreement, Southwest will continue to receive a $50,000 monthly consulting fee until the casino opens.

Beginning in the first full calendar month after the casino opens, Southwest will receive management fees equal to 5 percent of net casino revenue (as defined in the Agreement).  If the 5 percent management fee is less than $100,000 in any month, Southwest will receive a minimum management fee of $100,000.  The amount by which the 5 percent management fee is less than $100,000 in any month will then be deducted from the management fee due in any month when 5 percent of net casino revenue exceeds $100,000.  All amounts due to Southwest in excess of $100,000 per month will be paid to Southwest by Palace Resorts after delivery and acceptance of the annual audit of the casino operations.

Southwest or Palace Resorts may terminate the Agreement if (a) any payment is not made within 10 days of the due date, (b) any material default is not cured within 30 days after notice, (c) upon bankruptcy or insolvency of the other party, (d) Southwest loses any license required to perform its services under the agreement, or (e) after review, Palace determines that Southwest does not have adequate insurance in place.  Palace Resorts may also terminate the Agreement if, after the second full year of operations, net casino revenues are more than 30 percent below budget or if at the end of a 6-month period the casino’s win percentage for certain games is 25 percent or more below the reported win percentage for the Las Vegas strip.

Southwest has agreed to indemnify Palace Resorts against claims rising from its bad faith, willful misconduct, willful negligence or fraud.

NOTE 7 — NORTH METRO HARNESS INITIATIVE, LLC (“North Metro”)

Organization:

North Metro (a development stage Minnesota Limited Liability Company) was formed on June 16, 2003 for the purpose of developing, owning, and operating a horse race track and card room in Columbus, Minnesota on the north side of the Twin Cities metropolitan area.  On June 8, 2004, Southwest Casino and Hotel Corp. (“Southwest”) sold a 50% interest in North Metro to MTR-Harness Inc. (“MTR”), a wholly owned subsidiary of MTR Gaming, Inc. for $10,000, and a commitment to make additional contributions as discussed below.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

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

As specified in the Company’s Member Control Agreement, membership interests include financial rights, governance rights and voting rights.  Voting rights are assigned to members based on their proportionate voting interest.  Financial rights include allocation of net profits, losses and distributions.  Governance rights include all of a member’s rights other than financial rights and the right to assign financial rights.  A member of the Company may only assign governance and voting rights to another party with the consent of the remaining members, which consent may be withheld in any member’s sole and absolute discretion.  If a member assigns membership rights to another party and the other member or members do not consent to the assignee becoming a substitute member, the assignee will only be entitled to receive those distributions and allocations that would have been made to the assigning member and the assignee will not have any voting or governance rights.  As of June 30, 2008, Southwest and MTR each hold 50% of the voting rights.  Financial and governance rights are determined in accordance with the Member Control Agreement dated June 8, 2004.

Net income, losses and distributions are allocated on a 50/50 basis to members in accordance with the member control agreement.

Under North Metro’s Member Control Agreement and the terms of its construction financing, North Metro may make tax distributions to members on a quarterly and annual basis to pay income taxes of the members with respect to the net income of North Metro.  Tax distributions to the members shall be made in proportion to each member’s respective share of the taxable income of North Metro.

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

Due to contributions of capital made by MTR as of October 20, 2005, in accordance with the North Metro Member Control Agreement dated June 8, 2004, the Company no longer provided financial support in excess of its 50 percent decision making power. As of June 30, 2008, the Company has provided approximately 43 percent of the financial support, but still retains its 50 percent decision making power.  Therefore, since October 20, 2005, the Company has accounted for its investment in North Metro on the equity method.  Under the equity method, the Company’s investment in North Metro as of June 30, 2008 was $5,676,768, which is recorded on the Company’s consolidated balance sheet.

As of June 30, 2008, the Company has contributed $8,204,474 in consideration of its membership interests in North Metro.  The Company will receive pro-rata distributions of cash from North Metro upon successful operations in accordance with the North Metro Member Control Agreement after satisfying all conditions of senior credit agreements, payment of member taxes and payment of the $1.6 million advance discussed below.  In addition to the agreed upon capital contributions, before the Minnesota Racing Commission granted racing licenses to North Metro, the Company advanced $1,656,051 for costs related to North Metro that exceeded the Company’s agreed pre-license capital contribution of $1,000,000.  The $1,656,051 pre-licensing advance, together with interest, will only be paid back to the Company out of first available cash from operations (and then after certain distributions to the members for income tax purposes and payments due under the Credit Agreement with Black Diamond, see Subordination Agreement described below under “North Metro Financing Agreement”).  The pre-licensing advances to North Metro are characterized as a membership preferred contribution made by the Company under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  The Company treats these payments as an additional investment in North Metro.  The Company has combined the advances (accounted for as a membership preferred contribution) and its capital contributions into an investment in an unconsolidated subsidiary on its financial statements.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

The following represents summarized balance sheet information for North Metro:

	June 30, 2008	December 31, 2007
North Metro:
Total Assets	$59,376,657	$51,556,814
Total Liabilities	$44,340,080	$33,051,334

The following represents North Metro’s income statement and the Company’s calculation of the loss of unconsolidated subsidiary net of tax benefit:

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Revenues
Pari-mutuel	$531,724		$531,724
Card Club	21,212		21,212
Food and Beverage	610,119		610,119
Other	53,131		68,417
Total	$1,216,186	$23,159	$1,231,472	$48,461

Expenses
Food and beverage cost of goods sold	$246,925		$246,925
Purse expense	176,724		176,724
Salary and benefits	1,739,030		2,000,321
Other general and administrative costs	2,056,754	$216,035	2,485,320	$481,678
Depreciation and amortization	238,438		238,438
Interest expense	932,357		934,649
Total	$5,390,228	$216,035	$6,082,377	$481,678

Net (loss)	$(4,174,042)	$(192,876)	$(4,850,904)	$(433,217)

50% share of net (loss)	$(2,087,021)	(96,437)	$(2,425,452)	(216,608)
Net tax benefit		—		—
(Loss) of unconsolidated subsidiary net of tax benefit	$(2,087,021)	$(96,437)	$(2,425,452)	$(216,608)

In 2006, North Metro formed a wholly-owned subsidiary that acquired a nearby motel in December 2006 for a total cost of approximately $545,000 that North Metro continues to operate in 2008 and is used to house personnel involved in the care of horses at the track during the live racing season. The motel has 15 rooms available to rent.

Southwest did not record a tax benefit related to North Metro’s losses during the three and six months ended June 30, 2008 and 2007, see Note 12.

At June 30, 2008, North Metro’s assets consisted principally of cash, property, plant and equipment and related deposits and financing costs. Liabilities consisted primarily of payables, accrued interest and other accruals and borrowings under its financing agreement discussed below.

On April 11, 2008, Running Aces Harness Park opened for live harness racing.   On June 30, 2008 after the last live harness race of the 50th day of live racing, as required by Minnesota law, North Metro opened the card room.

North Metro Financing

On April 20, 2007, North Metro entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) as agent and lender. Under the terms of the Credit Agreement, North Metro will borrow $41.7 million to construct, equip and open its harness racetrack and card room facility in Columbus, Minnesota on the north side of the Minneapolis — St. Paul metropolitan area, see amendment no. 2 described below increasing the amount to $42.3 million.  As part of the loan agreement, the members of North Metro agreed to complete aggregate membership contributions of $20.8 million prior to closing the loan. Total assets of North Metro at June 30, 2008 are approximately $59.2 million.  As of June 30, 2008, Southwest contributed $9.9 million of the total amount of $22.7 million contributed by the members.  As of June 30, 2008, the principal amount outstanding under the credit agreement is approximately $40.9 million.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

Certain amounts included in the total of $22.7 million contributed by the members relate to non-construction costs that were funded by the members.  The Company contributed $1,133,500 subsequent to the loan closing from April 20, 2007, thru the end of June 30, 2008.

Under the Credit Agreement, the initial advance of loan proceeds was followed by additional advances based on progress in building and opening the racetrack and card room facility. During construction, North Metro is making monthly payments of interest only based on a floating index rate plus 4 percent or on a 1-month, 2-month or 3-month LIBOR rate plus 6 percent, at North Metro’s option. After the project opens (as defined in the agreement), interest rates will reduce to the applicable index rate plus 2.5 percent or the applicable LIBOR rate plus 4.5 percent, again at North Metro’s option. North Metro must also pay a fee equal to 4.5% per annum on any unused portion of the $41.7 million credit facility. Principal payments of $104,250 will be due on the last day of each fiscal quarter beginning the first full quarter after the project opening, as defined in the agreement (projected principal payments beginning on December 31, 2008). North Metro will also be required to prepay the loan in an amount equal to 50 percent of the project’s excess cash flow for each fiscal year beginning with the fiscal year ended December 31, 2008, as defined in the agreement. Final payment equal to all outstanding principal and accrued interest is due April 20, 2014.

North Metro may prepay the loan, in whole or in part, at any time, subject to the payment of certain fees and costs. The loan is secured by substantially all of the assets of North Metro. The Credit Agreement does not provide for recourse against the members of North Metro, except for the Company’s guaranty of up to $1 million (plus certain costs) of the loan entered into on July 1, 2008.

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

Additional Membership Contribution, Pledge, Subordination and Sponsor Support Agreements of Southwest

While the Credit Agreement does not provide for recourse against Southwest in the case of a default by North Metro other than the Company’s guaranty of up to $1 million (plus certain costs) entered into on July 1, 2008, Southwest has pledged its membership interest in North Metro and North Metro pledged its membership interest in North Metro Hotel, LLC as security for repayment of the loan under the terms of a Pledge Agreement with Black Diamond (the “Pledge Agreement”).

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

Amendment No. 1 to Credit Agreement:

Effective April 3, 2008, North Metro entered into Limited Waiver and Amendment No. 1 to the Credit Agreement.  The Limited Waiver extends the time period for obtaining an audit (made necessary by a change to an audit firm identified by the lender) for the fiscal year ended December 31, 2007 from March 31, 2008 to May 30, 2008.  The failure to deliver the audit on May 30, 2008 would be an immediate event of default, as defined in the agreement.  The requisite audit was delivered on or before May 30, 2008. The amendment to the credit agreement also allows for the following:  (1) Black Diamond will subordinate its liens on assets up to $2.1 million related to equipment financing with an unrelated third party and (2) North Metro is allowed to issue letters of credit to replace certain cash deposits totaling approximately $1.3 million.  As consideration, North Metro paid an amendment fee of $104,250.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

Amendment No. 2 to Credit Agreement and Limited Guaranty:

On July 1, 2008, North Metro entered into Amendment No. 2 to its Credit Agreement dated as of April 20, 2007.  The Credit Agreement provides financing for the construction and opening of Running Aces Harness Park by North Metro.  Amendment No. 2 amends the Credit Agreement to, among other things, (1) increase the total amount of the financing by $600,000 from $41.7 million to $42.3 million, (2) increase the interest rate applicable to the financing by 0.30%, and (3) temporarily reduce North Metro’s requirements for available cash from $1,250,000 to $750,000.  The available cash requirement will increase incrementally over five months, returning to $1,250,000 as of November 30, 2008.  The increase in the loan amount and reduction in the available cash requirement were needed due to the expense of completing 50 days of live harness racing before North Metro could open its 50-table card room, as required under state law.  The card room opened on June 30, 2008.

In connection with Amendment No. 2, on July 1, 2008, the Company entered into a Limited Guaranty in favor of Black Diamond, as agent under the Credit Agreement.  Under the Limited Guaranty, Southwest Casino Corporation and Southwest Casino and Hotel Corp. agree to guaranty a maximum of $1 million (plus certain costs) of the $42.3 million in financing provided to North Metro under the Credit Agreement, as amended.  The limited guaranty will remain in full force and effect until the earlier of June 30, 2010 or the date on which the North Metro financing is repaid in full.

As a condition to entry into Amendment No. 2, Southwest Casino and Hotel Corp. and MTR-Harness, Inc., the other 50 percent member in North Metro Harness Initiative, LLC, were required to make an aggregate of $615,000 in additional membership contributions to North Metro, of which we made $500,000.  These additional membership contributions were made on or about June 20, 2008.

Reservation of Rights Notice:

North Metro has at times failed to comply with certain covenants under the Credit Agreement, including an ongoing minimum cash availability requirement and a minimum EBITDA requirement for the quarter ended June 30, 2008.  The Agent has notified North Metro that this constitutes an event of default under the loan agreement and that the lenders are reserving all rights and remedies available to them under the Credit Agreement.  North Metro will work with the lenders to resolve failure to satisfy the covenant and resulting default, but do not know what form such resolution will take or if one can be reached.  During the period that North Metro is not in compliance with the Credit Agreement, the interest required to be paid by North Metro on outstanding loan amounts is 2% higher than the rate that would otherwise apply.

NOTE 8 — LINE OF CREDIT

On April 16, 2007, the Company entered into the Third Amendment to the Revolving Credit and Term Loan Agreement with Crown Bank.  The amendment extended the maturity date of the $450,000 revolving line of credit to April 30, 2008.  Under the amendment, three principal officers of the Company each agreed to increase their personal guarantees of the line of credit from $100,000 to $150,000 plus expenses.  In connection with a new loan with Crown Bank entered into in March 2008 (see Note 9) each of the three principal officers agreed to increase their $150,000 personal guarantees to $250,000.  As of April 30, 2008, the Company extended the maturity date of the $450,000 line of credit to June 30, 2008.  As of June 30, 2008, $450,000 was outstanding under the Revolving Credit facility and was subsequently, on July 1, 2008, paid in full as the line of credit terminated on June 30, 2008.

The interest rate was Prime +1%, and not less than 7.5%.  As of June 30, 2008 the interest rate was 7.5%.

NOTE 9 — MARCH 2008 DEBT ISSUANCE

Crown Bank Loan:

On March 7, 2008, the Company entered into a series of eight promissory notes ranging in size from $100,000 to $300,000 with Crown Bank of Minneapolis, Minnesota.  Under the Notes, Crown Bank loaned the Company an aggregate $1.55 million. The Company paid a 1% origination fee of $15,500 that resulted in net proceeds of $1,534,500 to the Company.  Each of the Notes accrues interest at a floating rate of prime plus 1.5 percent, with a minimum interest rate of 7.0 percent (currently 7.0%).  The effective interest rate on this loan, after giving effect to the warrant consideration discussed below and in Note 4, is approximately 24.5 percent.  Under the Notes, the Company will make monthly payments of interest only until January 11, 2009.  Beginning February 11, 2009, the Company will repay the outstanding principal balance and accrued interest in 12 equal monthly installments with the final payment due January 11, 2010.  The Company may prepay any outstanding amounts under the Notes at any time without premium or penalty.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

Future minimum principal payments required as of June 30, 2008 are:

July 1, 2008 — June 30, 2009	$645,833
July 1, 2009 — January 11, 2010	$904,167

Each of the Notes is co-signed by a shareholder of the Company.  Each of these co-signers is fully obligated to Crown Bank and individually liable for the principal amount and any accrued and unpaid interest and costs outstanding under the individual note that shareholder co-signed.  As a condition to entering into the Notes, Crown Bank required James Druck, Chief Executive Officer, Thomas Fox, President and Chief Operating Officer, and Jeffrey Halpern, Vice President of Government Affairs of the Company to increase their previously existing $150,000 personal guarantees of the Company’s outstanding $450,000 line of credit to $250,000 and extend those guarantees to cover both the line of credit and the promissory notes through their respective repayment terms.

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

The Company used the proceeds from the loan transaction for general working capital, including additional membership contributions to North Metro Harness Initiative, LLC if required under the terms of the construction financing for that facility or agreed to between the members of North Metro Harness Initiative.  The Company has reserved from the proceeds of the loan $85,817 to make the estimated interest-only payments due under the notes through January 11, 2009.

NOTE 10 — PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverages provided gratuitously to customers, which was $604,000   and $562,000 for the six months ended June 30, 2008 and 2007, respectively and was approximately $307,000 and $289,000 for the three months ended June 30, 2008 and 2007, respectively.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

NOTE 11 — EARNINGS (LOSS) PER SHARE

For all periods, basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted-average number of common shares outstanding.  Diluted earnings per share reflect the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding.  The Company had a net loss for the three and six months ended June 30, 2008 and the six months ended June 30, 2007; therefore a calculation of loss per share on a fully diluted basis would be anti-dilutive and no reconciliation is needed for those periods, see Notes 3 and 4.

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

NOTE 12 — INCOME TAXES

The Company adopted Statement of Financial Accounting Standards Interpretation No. 48 “ Accounting for Uncertainty in Income Taxes ” (“Interpretation No. 48) effective January 1, 2007.  Interpretation No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes.”  Pursuant to Interpretation No. 48, the Company is required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit, based solely on the technical merits of the position as of the reporting date. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized.  The term “more-likely-than-not” means a likelihood of more than 50 percent.

The Company accounts for interest and penalties as interest expense in the Statement of Operations.

The Company does not have any unrecorded tax benefits as of June 30, 2008.

The Company’s tax returns for the tax years 2004 through 2006 remain subject to examination by major tax jurisdictions.  However, as the Company has net operating losses from prior years these tax returns can also be examined once these net operating losses are utilized in future tax filings.

Management evaluated its probable ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate during the three and six months ended June 30, 2008 and 2007.   As a result of this evaluation, a tax benefit during the three and six months ended June 30, 2008 and 2007 was not recognized.  As of June 30, 2008, the Company’s deferred tax asset is zero.

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $82,467 as of June 30, 2008, relating to periods prior to December 31, 2003.  The Company paid, in June 2008, amounts owed for unpaid compensation of $40,000 to one officer in exchange for securities, see Note 5.

The following officers and directors of Southwest participated in the private placement of common stock with accompanying warrants that closed on June 17, 2008, see Note 5: James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Tracie L. Wilson, Chief Financial Officer, and Gus A. Chafoulias, Director.  Each of Mr. Druck, Mr. Fox, Mr. Halpern and Ms. Wilson participated by investing the net proceeds of $95,836 (after taxes and other withholding) from deferred bonuses and compensation owed to them by the Company, resulting in a reduction in the Company’s outstanding liabilities to these officers of $180,000.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Gus A. Chafoulias, Director; and David H. Abramson, Director each participated in our private placement of common stock with accompanying warrants that closed on January 24 and February 26, 2007.

James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; and Gus A. Chafoulias, Director each participated in our Crown Bank financing transaction in March 2008 and received warrants, see Note 9.

On April 24, 2008, Gus Chafoulias, a member of the Company’s Board of Directors, obtained two letters of credit in the aggregate amount of $473,742.50 to release 50% of cash deposits made by North Metro in connection with the development of its racetrack and card room, see Note 7.  Southwest has agreed to reimburse Mr. Chafoulias for all costs incurred in connection with obtaining these letters of credit and to provide him additional compensation to be determined, but that will not exceed compensation that would be paid in a similar transaction with an unrelated third party.

During the six months ended June 30, 2007, the Company paid Berc & Fox Limited $7,653 for tax services.  The operations of Berc & Fox were acquired in January 2007 by Virchow Krause, Ltd.  Thomas Fox, our President, is a shareholder and officer in Berc & Fox Limited.  In 2007, as a result of the sale of Berc & Fox Limited, certain furniture and equipment were acquired from Berc & Fox Limited by the Company in the amount of $25,000 during fiscal year 2007 and was paid to Berc & Fox in March 2008.  During February 2008 this furniture and equipment was sold to North Metro for $25,000 and the Company received payment from North Metro in February 2008.

Virginia Skruppy is a part-time employee of North Metro. Ms. Skruppy is the wife of Tom Fox, our President.  The Company anticipates that her earnings in 2008 will not exceed $20,000.

As of June 30, 2008 the Company has a receivable due from North Metro of approximately $11,000 for reimbursement of salary, benefits and travel and a payable to North Metro of approximately $7,000.  During the six months ended June 30, 2008 the Company received reimbursement from North Metro of salary, benefit and travel costs of $62,825.

NOTE 14 — PROJECT DEVELOPMENT COSTS

The Company continues to pursue additional gaming opportunities and as a result continues to incur project development expenses.  For the three and six months ended June 30, 2008 development expenses were $0 and for the three and six months ended June 30, 2007 was $84,295 and $252,571, respectively.

NOTE 15 — SEGMENT INFORMATION

North Metro doing business as “Running Aces Harness Park” began operations on April 11, 2008, see Note 7.  North Metro is broke-out as a separate operating segment in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

Segment information related to the three months ended June 30, 2008 follows:

	Casino Operations	Casino Management	Project Development	Unconsolidated Joint Venture (North Metro)	Total
Revenues	$3,648,625	$150,000			$3,798,625
Segmented profit (loss) before income taxes	(150,236)	(862,045)		$(2,087,021)	(3,099,302)
Segmented assets	11,200,131	1,521,195	3,000	5,676,768	18,401,094

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

Segment information related to the three months ended June 30, 2007 follows:

	Casino Operations	Casino Management	Project Development	Unconsolidated Joint Venture (North Metro)	Total
Revenues	$3,954,541	$1,501,628			$5,456,169
Segmented profit (loss) before income taxes	103,662	428,587	$(84,295)	$(96,437)	351,517
Segmented assets	12,296,434	1,340,942	10,000	7,364,607	21,011,983

Segment information related to the six months ended June 30, 2008 follows:

	Casino Operations	Casino Management	Project Development	Unconsolidated Joint Venture (North Metro)	Total
Revenues	$7,276,369	$300,000			$7,576,369
Segmented profit (loss) before income taxes	(170,844)	(1,880,115)		$(2,425,452)	(4,476,411)
Segmented assets	11,200,131	1,521,195	3,000	5,676,768	18,401,094

Segment information related to the six months ended June 30, 2007 follows:

	Casino Operations	Casino Management	Project Development	Unconsolidated Joint Venture (North Metro)	Total
Revenues	$7,466,947	$3,131,451			$10,598,398
Segmented profit (loss) before income taxes	(162,521)	568,153	$(252,571)	$(216,608)	(63,547)
Segmented assets	12,296,434	1,340,942	10,000	7,364,607	21,011,983

During the three and six months ended June 30, 2008 the Company recognized revenues of $0 and during the three and six months ended June 30, 2007 recognized revenues of $1,501,628 and $3,131,451, respectively, included in the operating segment Casino Management which related to the Company’s management contract with the Cheyenne and Arapaho Tribes of Oklahoma which terminated effective August 17, 2007.

NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes it is not practical to estimate the fair value of its investment in North Metro because there is no established market for these securities and it is inappropriate to estimate future cash flows because they are dependent on the ability of North Metro to generate earnings from the operation of its harness track and card room which just opened for live harness racing on April 11, 2008 and the card room opened on the evening of June 30, 2008.  There were no other financial instruments with significant differences between the carrying amount and the fair value due to the short maturity of the instruments.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

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

Bonuses:

On March 27, 2007 the board of directors approved performance bonuses to officers and employees of the Company in the amount of $385,000, which amount was recorded as an expense effective that date.  Of that amount, the Company paid $210,000 during the year ended December 31, 2007.  Bonuses in the amount of $175,000 were to be paid on or after July 1, 2007 when management determines the Company has sufficient financial resources for payment.  The Company paid out bonuses of $140,000 in June 2008 in exchange for common stock and warrants (after payroll taxes and other withholdings) in connection with the sale of securities in June 2008, see Note 5.  Unpaid bonuses in the amount of $35,000 are reflected as a liability at June 30, 2008.

Guarantees:

In connection with Amendment No. 2 to the North Metro Credit Agreement, on July 1, 2008, the Company entered into a Limited Guaranty in favor of Black Diamond, as agent under the Credit Agreement, see Note 7.  The Company owns a 50 percent membership interest in North Metro.  Under the Limited Guaranty, Southwest Casino Corporation and Southwest Casino and Hotel Corp. agree to guaranty a maximum of $1 million plus certain costs of the $42.3 million in financing provided to North Metro under the Credit Agreement, as amended.  The limited guaranty will remain in full force and effect until the earlier of June 30, 2010 or the date on which the North Metro financing is repaid in full.

As a condition to its class B racing license from the Minnesota Racing Commission, North Metro must maintain a bond in the principal amount of $500,000 payable to the state of Minnesota conditioned on North Metro’s payment of all fees, taxes, and other money due and payable under Minnesota law, including horse owner’s purses and payouts on winning pari-mutuel tickets.  Effective April 11, 2008, Southwest entered into an agreement to indemnify the surety of the bond for up to $250,000.  Before April 11, 2008, North Metro’s racing bond had been secured by a $500,000 cash deposit.  Southwest had provided $250,000 of that $500,000 deposit

Financial consulting services:

The Company will be required to pay an additional consulting fee to the Company’s investor relations advisor, Strategic Growth International (“SGI”), of $100,000 or $200,000 if they assist the Company in completing an equity or debt financing that meets standards stated in the agreement.  In addition, if the Company issues warrants as part of such a debt financing, it will also issue warrants to purchase 100,000 shares of its common stock to SGI if warrants are issued to the lender, on the same terms as the warrants issued to the lender.

Legal Matters:

Alleged Breach of Gaming Management Agreement

Until August 17, 2007, Southwest Casino and Hotel Corp. managed the Lucky Star — Concho and Lucky Star —Clinton casinos in Concho and Clinton, Oklahoma, under the terms of a management agreement with the Cheyenne and Arapaho Tribes of Oklahoma.

On July 24, 2007, the Governor of the Cheyenne and Arapaho Tribes of Oklahoma delivered notice to Southwest that on July 13, 2007 he had initiated an arbitration proceeding against us for alleged breach of the Third Amended and Restated Gaming Management Agreement, as amended, under which we then managed two casinos for the Tribes.  On November 2, 2007, Southwest filed a counterclaim in this proceeding alleging a breach of the Gaming Management Agreement by the tribal Governor. The three-member arbitration panel for this proceeding was appointed in February 2008.  After a scheduling conference with the arbitration panel on March 11, 2008, we submitted our formal Cross-Complaint to the arbitration panel on April 22, 2008 and the Tribes submitted its formal complaint on April 23, 2008.  Discovery is now proceeding in this matter.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

In the arbitration demand and formal complaint, the Governor alleged wrongful management practices and that Southwest breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with its efforts to extend Southwest’s gaming management relationship with the Tribes, which terminated on August 17, 2007.

The Governor originally sought termination of the management contract and $10 million in damages and continues to pursue a claim for damages against the Company.  The Company does not believe it improperly interfered with or attempted to influence internal governmental decisions of the Tribes or improperly managed the casinos and the Company is vigorously defending itself in this arbitration proceeding. Under Southwest’s Gaming Management Agreement with the Tribes, the Company was permitted to oppose, publicly or privately, any action by the Tribes that it believed was not in the best interest of the Tribal gaming operations. The Company believes that all of the actions the Company has taken on behalf of the gaming operations the Company managed or as part of its efforts to extend the gaming management relationship with the Tribes are consistent with that provision.

In the Company’s Cross-Complaint, the Company alleges that the Governor of the Tribes breached the Management Agreement by refusing to negotiate in good faith for an extension and expansion of the gaming management relationship between Southwest and the Tribes.  The Company asserts that the Management Agreement required the Tribes to negotiate this extension and expansion after the Company led the Tribes’ successful efforts to negotiate and enter into a compact for expanded gaming with the State of Oklahoma in April 2005.

The Company does not expect any material adverse consequence from this action. Accordingly, no provision has been made in the financial statements for any such losses.  We do expect to incur additional legal and administrative costs in connection with this arbitration.  In accordance with our accounting policies, we do not accrue for estimated future legal and related defense costs, but rather record these costs as period costs when the services are rendered

Theft and Distribution of Surveillance Video from Lucky Star Clinton casino

On August 24, 2007, Southwest Casino and Hotel Corp., as exclusive manager of the Lucky Star casinos of the Cheyenne and Arapaho Tribes of Oklahoma, filed a lawsuit against Doris Thunderbull, Darrell Flyingman, in his individual capacity, and John Does No. 1 and 2 alleging theft (conversion) of confidential surveillance video from the Lucky Star — Clinton casino and subsequent copyright infringement and defamation in connection with the posting of the stolen video on the website YouTube.com and widespread distribution of DVDs containing the video by mail. The Company initially sought an emergency temporary restraining order barring further distribution of the video. That request was denied on August 27, 2007 and the Company withdrew its request for the restraining order on September 24, 2007. The Company’s claims on behalf of the Tribes for conversion, copyright infringement, tortious interference with contract, defamation, and conspiracy against the defendants remain pending in the Federal District Court for the District of Oklahoma.

On January 14, 2008, Mr. Flyingman, as Governor of the Tribes and not in his individual capacity, filed a declaratory judgment action in Cheyenne and Arapaho Trial Court asserting that the Tribes, not Southwest, owned the surveillance footage and the copyright in it, an assertion that the Company did not contest. On February 13, 2008, the Federal District Court issued a stay of the proceedings before it pending resolution of the Tribal court proceeding. After briefing, oral argument in this matter was held on April 4, 2008 and, on April 10, 2008, the Trial Court judge ruled in favor of the Tribes. The Company did not appeal this decision. The effect of this decision on the pending federal court litigation is not known at this time.

Other Litigation Matters

In addition to the matters described above, the Company is involved in various claims, legal actions and other complaints arising in the ordinary course of business.  In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in our financial statements and the ultimate outcome of these other matters will not have a material effect on the Company’s financial position or results of operations.

NOTE 18 — NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”) effective January 1, 2007, see Note 12.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement did not have an impact on the Company’s consolidated financial statement disclosures during the six months ended June 30, 2008.  On February 12, 2008 a FASB Staff Bulletin “FSP FAS 157 -2” was issued which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and applies to nonfinancial assets and nonfinancial liabilities.  The Company is evaluating the potential impact of FSP FAS 157 — 2.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.   This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The statement did not have an impact on the Company’s consolidated financial statements during the six months ended June 30, 2008.

In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, SFAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests, and provides disclosure requirements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not anticipate any significant change in financial reporting to result from issuance of this statement.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R will be effective for the Company on January 1, 2009, and will be applied to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date.

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

In June 2008, the Securities and Exchange Commission issued an amendment to rules requiring companies that are non-accelerated filers to include in their annual reports, pursuant to rules implementing Section 404b of the Sarbanes Oxley Act of 2002, an attestation report of their independent auditors on internal control over financial reporting for fiscal years ending on or after December 15, 2008.  Under the amendments, a non-accelerated filer will be required to file the auditor’s attestation report on internal control over financial reporting when it files an annual report for a fiscal year ending on or after December 15, 2009.

NOTE 19 – SUBSEQUENT EVENTS

Effective July 14, 2008, the Company issued 50,000 shares of common stock to a non-management employee upon partial exercise of a non-qualified stock option to purchase 150,000 shares of common stock at a price of $0.12 per share that was originally issued by Southwest Casino and Hotel Corp. in 2003 and assumed by the Company in its July 2004 reorganization.

On August 13, 2008, the Company received a payment in the amount of $227,396.41 from the Otoe-Missouria Tribe of Oklahoma to reimburse expenses incurred by the Company when working with the Tribe in 2006.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, “Southwest”, the “Company”, “we”, “our” and “us”) for the three and six months ended June 30, 2008 and 2007.

Summary of Consolidated Operating Results:

For the three months ended June 30, 2008 and 2007, we had a net loss of $3,099,302 on revenues of $3,798,625 compared to net earnings of $351,517 on revenues of $5,456,169 for the same period in 2007.  This amounts to a basic loss of $0.11 per share and basic and diluted earnings of $0.01 per share during the three months ended June 30, 2008 and 2007, respectively.

The change in net earnings (loss) of approximately $3,450,000 was due to our share of the loss of our unconsolidated subsidiary, North Metro Harness Initiative, LLC, of $2,087,000, and a decrease in revenues of approximately $1,658,000 due to the conclusion of our management contract with the Cheyenne and Arapaho Tribes of Oklahoma.

For the six months ended June 30, 2008 and 2007, we had a net loss of $4,476,411 on revenues of $7,576,369 compared to a net loss of $63,547 on revenues of $10,598,398 for the same period in 2007.  This amounts to a basic loss of $0.16 and $0.00 per outstanding share during the six months ended June 30, 2008 and 2007, respectively.

The increase in the net loss of approximately $4,413,000 was due primarily to our share of the loss of our unconsolidated subsidiary (North Metro) of $2,425,000, and a decrease in revenues of approximately $3,022,000, offset by a decrease in operating expenses of approximately $913,000.

Overview:

Our principal business is the management, operation and development of gaming facilities in emerging and established gaming jurisdictions.  Currently, we operate two casinos in Cripple Creek, Colorado — Gold Rush Hotel and Casino and Gold Digger’s Casino.  We also operated Uncle Sam’s Casino in Cripple Creek, Colorado until June 2007.  Until August 17, 2007 we managed two Native American gaming operations — Lucky Star - Concho and Lucky Star - Clinton — for the Cheyenne and Arapaho Tribes of Oklahoma.  We own a 50% membership interest in North Metro Harness Initiative, LLC (“North Metro”).  North Metro opened its harness racetrack at its Running Aces Harness Park in Columbus, Minnesota on the north side of the Minneapolis — St. Paul Metropolitan area on April 11, 2008.  A 50-table card room that is part of Running Aces opened on June 30, 2008 after Running Aces completed 50 days of live racing (as required by Minnesota statue).

On June 25, 2008, we entered into a Modification and Extension of Consulting Agreement (the “Agreement”) with Operadora Dominicana Macao, S.A., a subsidiary of Palace Resorts, under which we will manage the casino at the Moon Palace Casino, Golf and Spa Resort in Punta Cana, Dominican Republic for five years once the casino opens.  The casino will be part of a 1700-room, all-inclusive luxury resort that Palace Resorts is constructing on the far eastern tip of the Dominican Republic.  Southwest has been consulting with Palace Resorts on the design, development and operation of the casino since September 2007.

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

Due to the loss of management fees from this management contract, in March 2008 we secured additional debt financing and in June 2008 additional equity financing to fund our current operations including project development costs.  We will need to raise additional debt or equity financing in 2008 for operations, project development and debt service.

We continually evaluate other management, consulting, development and acquisition opportunities related to gaming that have the potential to generate new revenue streams for us.

Operating segments:

Our executive officers review operating results, assess performance and make decisions related to the allocation of resources on a property by property basis; however, certain properties are combined into one operating segment for financial reporting purposes as they meet the criteria for aggregation under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” paragraph 17.  We have grouped the following properties into the following three operating segments that are described in further detail below:

Casino Management and Consulting:	Casino Operations:	Unconsolidated Joint Venture
Lucky Star — Concho	Gold Rush/ Gold Digger’s Casinos	North Metro
Lucky Star — Clinton	Uncle Sam’s Casino
Palace Resorts

Casino Management and Consulting:

We managed two casinos for the Cheyenne and Arapaho Tribes of Oklahoma under the Third Amended and Restated Gaming Management Agreement dated June 16, 1995 between us and the Cheyenne and Arapaho Tribes of Oklahoma (the “Tribes”) until August 17, 2007, see above discussion under “overview”. We have contracted with Palace Resorts to consult on the development and opening of the casino that is part of their new resort in Punta Cana and to manage the casino once it opens.

Lucky Star - Concho

We earned management fees of $0 during the three and six months ended June 30, 2008 and $862,922 and $1,779,527 during the three and six months ended June 30, 2007, respectively, from Lucky Star - Concho.

Lucky Star - Clinton

We earned management fees of $0 during the three and six months ended June 30, 2008 and $638,706 and $1,351,924 during the three and six months ended June 30, 2007, respectively, from Lucky Star - Clinton.

Palace Resorts

On June 25, 2008, we entered into a Modification and Extension of Consulting Agreement (the “Agreement”) with Operadora Dominicana Macao, S.A., a subsidiary of Palace Resorts, under which we will manage the casino at the Moon Palace Casino, Golf and Spa Resort in Punta Cana, Dominican Republic.  The casino will be part of a 1700-room, all-inclusive luxury resort that Palace Resorts is constructing on the far eastern tip of the Dominican Republic.  Southwest has been consulting with Palace Resorts on the design, development and operation of the casino since September 2007.

Under the new Agreement, we will continue to assist Palace Resorts in all phases of design, game selection, training and equipping the casino as a consultant and then manage the casino for five years after it opens in late 2008 or early 2009.  As manager, we will be responsible for all aspects of casino operations including equipping and maintaining the casino, internal controls and accounting, budgeting, casino employment, security and compliance.  We will work with Palace Resorts to market the casino and the resort as a gaming destination.  We previously received a consulting fee of $50,000 per month under a Consulting Agreement that would have terminated in August 2008.  Under the Modification and Extension of Consulting Agreement, we will continue to receive a $50,000 monthly consulting fee until the casino opens.  We recognized revenue of $150,000 and $300,000 during the three and six months ended June 30, 2008 from these consulting services.

Beginning in the first full calendar month after the casino opens, we will receive management fees equal to 5 percent of net casino revenue (as defined in the Agreement).  If the 5 percent management fee is less than $100,000 in any month, we will receive a minimum management fee of $100,000.  The amount by which the 5 percent management fee is less than $100,000 in any month will then be deducted from the management fee due in any month when 5 percent of net casino revenue exceeds $100,000.  All amounts due to Southwest in excess of $100,000 per month will be paid to Southwest by Palace Resorts after delivery and acceptance of the annual audit of the casino operations.

Southwest or Palace Resorts may terminate the Agreement if (a) any payment is not made within 10 days of the due date, (b) any material default is not cured within 30 days after notice, (c) upon bankruptcy or insolvency of the other party, (d) we lose any license required to perform our services under the agreement, or (e) after review, Palace determines that we do not have adequate insurance in place.  Palace Resorts may also terminate the Agreement if, after the second full year of operations, net casino revenues are more than 30 percent below budget or if at the end of a 6-month period the casino’s win percentage for certain games is 25 percent or more below the reported win percentage for the Las Vegas strip.

We have agreed to indemnify Palace Resorts against claims rising from our bad faith, willful misconduct, willful negligence or fraud in performing our obligations under the Agreement.

Casino operations:

Gold Rush/Gold Digger’s Casino (“GR/GD”) Results

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Percentage Change Favorable (Unfavorable)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Percentage Change Favorable (Unfavorable)
Casino revenues	$3,484,482	$3,558,985	(2.1)%	$6,985,813	$6,731,498	3.8%
Total revenues	3,621,859	3,731,612	(2.9)%	7,249,603	7,030,041	3.1%
Income (loss) before income taxes+	(98,135)	265,992	(136.9)%	(107,729)	149,052	(172.3)%
Income (loss) margin*	(2.7)%	7.1%		(1.5)%	2.1%

+                             Loss before income taxes is determined by reducing total revenues by, among other things, interest expense on our capital lease at the Gold Rush and depreciation and amortization expenses.  The capital lease was carried on our Consolidated Balance Sheet in the amount of approximately $6.8 million as of June 30, 2008.  Interest expense was $163,953 and $186,488 for the three months ended June 30, 2008 and 2007, respectively and $333,896 and $377,776 for the six months ended June 30, 2008 and 2007, respectively.  Depreciation and amortization expense was $332,721 and $358,758 for the three months ended June 30, 2008 and 2007, respectively and $682,560 and $741,668 for the six months ended June 30, 2008 and 2007, respectively.

*                             The loss margin is calculated by dividing loss before income taxes by total revenues.

For the three months ended June 30, 2008, GR/GD’s total casino revenues decreased by 2.1% over the same period in the prior year, despite the Cripple Creek market declining by 7.9% during this same time period.  We believe the smoking ban that came into effect on January 1, 2008 is having a significant negative effect on the market.  In addition, three large casinos in Cripple Creek challenged the smoking ban in the 2nd quarter and two of them allowed smoking in portions of their casino for nearly the entire month of June.  We believe this action has driven customers who smoke to the other casinos who that allow smoking, which is having an adverse effect on our business.  Our operating margin is lower than the prior year due to decreased revenues and increased operating expenses of $120,000 that were previously absorbed by our Uncle Sam’s casino, which we sold in July 2007.

In addition, on May 31, 2008, a large competitor opened a casino with more than 650 slot machines and several table games.  This new casino added about 15% more gaming positions to a market that declined in terms of revenue growth, year-over-year.  The added supply has reduced the GR/GD’s fair share of market revenue by about 115 basis points.

For the six months ended June 30, 2008, GR/GD’s total casino revenues increased 3.8% despite the Cripple Creek market declining 10.8% during the same time period.  We believe the smoking ban that came into effect on January 1, 2008 is having a significant negative effect on the market.  We are pleased that we were able to counter the negative impacts of the smoking ban during the six months ended June 30, 2008 by addressing needs of our customers in innovative ways that have helped us increase revenues year over year in a declining market.  However, three large casinos in Cripple Creek challenged the smoking ban in the 2nd quarter and two of them have allowed smoking in portions of their casino for nearly the entire month of June.  We believe this action has driven customers who smoke to the other casinos that allow smoking, which is having an adverse effect on our business and may continue to adversely effect our business in future periods.  Our operating margin is lower than the prior year due to increased operating expenses (certain marketing and accounting expenses) of approximately $240,000 that were previously absorbed by our Uncle Sam’s casino, which we sold in July 2007.  The increased operating expenses were offset by an increase in revenues of approximately $219,000.

We continue to analyze our customers’ patronage patters and will continue to take steps to mitigate the impact of the smoking ban and the new casino but we can make no assurances on the impact for the remainder of 2008.

We closed Uncle Sam’s casino on July 29, 2007.  We transferred approximately eight employees to our GR/GD properties.  Thus, certain salaries and expenses previously incurred by Uncle Sam’s have been included with operations of the GR/GD properties since the closure of Uncle Sam’s.   Additionally we offered incentives to the players/customers who played at Uncle Sam’s to migrate their play to our Gold Rush and Gold Digger’s casinos.    We estimated that we retained approximately 40% - 70% of the revenues from former Uncle Sam’s customers who now play at the Gold Rush and Gold Diggers casinos.  The Gold Rush and Gold Diggers casinos had available capacity to absorb the players from Uncle Sam’s.  We no longer use the Uncle Sam’s brand name in our operations.  However, since inception we have used an integrated players club for all three Cripple Creek casinos whereby the player could redeem points earned at one casino at any of the casinos. That now continues for GR/GD.

We also include within the operating segment “Casino Operations” our outdoor amphitheatre at the Gold Rush.  Revenues from the amphitheatre are less than 1% of total revenues.

Uncle Sam’s Casino:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Total revenues	190,206	404,183
(Loss) before income taxes	(138,813)	(269,696)

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

North Metro Harness Initiative, LLC

North Metro Harness Initiative, LLC, in which Southwest and MTR-Harness, Inc., an affiliate of MTR Gaming Group, Inc. each own a 50 percent membership interest, owns and operates Running Aces Harness Park, a harness racing track and card room facility on approximately 180 acres of land in Columbus Township, Anoka County, Minnesota.  Running Aces Harness Park opened with its first day of live harness racing on April 11, 2008.  The 50-table card room that is part of the facility opened on June 30, 2008 after Running Aces completed 50 days of live harness racing, as required by Minnesota law.

Running Aces Harness Park offers pari-mutuel wagering on a 5/8-mile harness racetrack with capacity for more than 2,000 track, restaurant and card room patrons.  The Running Aces card room offers 50 tables of poker and non-banked casino card games.  Running Aces’ 25 poker tables deal games including Texas Hold-‘em, Omaha and 7-card stud. Players can choose from a variety of games at the 25 casino card game tables including blackjack, Fortune Pai Gow Poker, Ultimate Texas Hold ‘em, 3-card poker and 4-card poker.  In addition to live harness racing and cards, after the April 25, 2008 passage of a law permitting Running Aces to simulcast races from all breeds of horses, Running Aces offers simulcast wagering on horse races by all breeds that are broadcast into the facility.

On April 20, 2007, North Metro entered into a Credit Agreement with Black Diamond Commercial Finance, L.L.C., as Agent for the lenders, under which it agreed to borrow $41.7 million to finance construction and initial operations of Running Aces Harness Park.  In connection with this Credit Agreement, Southwest entered into a Pledge Agreement and a Sponsor Support Agreement with the Agent.  Under the Pledge Agreement, Southwest has pledged its membership interest in North Metro to the lenders as security for repayment of the loan.  Under the Sponsor Support Agreement, Southwest agreed to contribute additional equity to North Metro if the proceeds of the loan are insufficient to complete construction and open (as defined in the Credit Agreement) Running Aces Harness Park.

Effective April 3, 2008, North Metro entered into Limited Waiver and Amendment No. 1 to the Credit Agreement.  The Limited Waiver extended the time period for obtaining an audit (made necessary by a change to an audit firm identified by the lender) for the fiscal year ended December 31, 2007 from March 31, 2008 to May 30, 2008 and the audit was completed within that time.  The amendment to the credit agreement also allows for the following:  (1) the lenders will subordinate liens on assets up to $2.1 million related to equipment financing with an unrelated third party, and (2) North Metro is allowed to issue letters of credit to replace certain cash deposits totaling approximately $1.3 million.  As consideration, North Metro paid an amendment fee of $104,250.

The Second Amendment, dated July 1, 2008, increased the total amount of the loan to $42.3 million and reduced the requirement that North Metro maintain minimum cash availability of $1.25 million to a requirement that North Metro maintain minimum cash availability of: $750,000 through August 29, 2008; $850,000 from August 30 to September 29, 2008; $950,000 from September 30 to October 30, 2008; $1,100,000 from October 31, 2008 to November 29, 2008; and $1,250,000 after November 29, 2008.  In connection with the second amendment to the Credit Agreement, we entered into a limited guaranty under which we agreed to repay up to $1 million (plus certain costs) of the North Metro loan if North Metro is unable to repay. As a condition to entry into Amendment No. 2, Southwest and MTR-Harness, Inc., the other 50 percent member in North Metro Harness Initiative, LLC, were required to make an aggregate of $615,000 in additional membership contributions to North Metro, of which Southwest provided $500,000.  We made these additional membership contributions on or about June 20, 2008.

North Metro has at times failed to comply with certain covenants under the Credit Agreement, including a minimum cash availability requirement and a minimum EBITDA requirement for the quarter ended June 30, 2008.  The Agent has notified North Metro that this constitutes an event of default under the loan agreement and that the lenders are reserving all rights and remedies available to them under the Credit Agreement.  North Metro will work with the lenders to resolve failure to satisfy the covenant and resulting default, but do not know what form such resolution will take or if one can be reached.  During the period that North Metro is not in compliance with the Credit Agreement, the interest paid by North Metro on outstanding loan amounts is 2% higher than the rate that would otherwise apply.

The following table summarizes the results of operations for North Metro for the three months ended June 30, 2008, the first period of operations (operations began on April 11, 2008):

Three months ended June 30, 2008
Revenues
Pari-mutuel	$531,724
Card Club	21,212
Food and Beverage	610,119
Other	53,131
Total	$1,216,186

Expenses
Food and beverage cost of goods sold	$246,925
Purse expense	176,724
Salary and benefits	1,739,030
Other general and administrative costs	2,056,754
Depreciation and amortization	238,438
Interest expense	932,357
Total	$5,390,228

Net (loss)	$(4,174,042)

50% share of net (loss)	$(2,087,021)
Net tax benefit	—
(Loss) of unconsolidated subsidiary net of tax benefit	$(2,087,021)

Southwest did not record a tax benefit related to North Metro’s losses during the three months ended June 30, 2008.

On April 11, 2008, Running Aces Harness Park opened for live harness racing.   On June 30, 2008 after the last live harness race of the 50th day of live racing, as required by Minnesota law, North Metro opened the card room.  The loss is primarily due to the start-up costs of operations for live racing and the card room.

Project Development costs for the three months ended June 30, 2008 and 2007 were $0 and $84,295, respectively.  Project Development costs for the six months ended June 30, 2008 and 2007 were $0 and $252,571, respectively.  The 2007 amounts related primarily to costs associated with the management contract with the Cheyenne and Arapaho Tribes, see above discussion under “Casino Management.  We expect to incur project development costs in the remainder of 2008 similar to the levels incurred in prior years but this will vary depending on opportunities and availability of funds.

Corporate expenses were $919,198 and $821,234 during the three months ended June 30, 2008 and 2007, respectively, an increase of $97,964. Corporate expenses were $1,826,166 and $2,124,819 during the six months ended June 30, 2008 and 2007, respectively, a decrease of $298,653.

The increase of approximately $98,000 in our corporate expenses during the three months ended June 30, 2008 over the same period in the prior year is primarily due to an increase of approximately $54,000 due to stock based compensation expense for options granted to employees, officers, directors and consultants in March 2008, consulting expenses of approximately $68,000, increased legal and accounting expenses of approximately $53,000 offset by a reduction of approximately $84,000 in salary and benefit expense.

The decrease of approximately $299,000 in corporate expenses during the six months ended June 30, 2008 over the same period in the prior year is primarily due to decreased salary and benefit expense of approximately $348,000.  During March 2007 the board of directors approved discretionary performance bonuses of approximately $385,000 and in March 2008 the board of directors approved the issuance of 1,867,500 stock options to officers, employees, independent directors and a consultant (see Part I Note 3 to our Financial Statements in Item 1 within this Form 10-Q).  Our stock option compensation expense increased by approximately $144,000 during the six months ended June 30, 2008 over the same period in the prior year.  We had additional reductions of approximately $107,000 to salary expense in 2008.

Interest Expense was $244,826 and $203,374 for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately $41,452.  Interest Expense was $447,342 and $452,823 for the six months ended June 30, 2008 and 2007, respectively, a decrease of approximately $5,481.  The increase during the three months ended June 30, 2008 is primarily due to interest on our $1.55 million term loan secured in March 2008.

Write off of acquisition and financing costs of $217,329 during the six months ended June 30, 2008 relate to the write-off of costs associated with a financing alternative to the bank loan we secured in March 2008. We were unable to agree upon the terms with the lender and we ultimately chose not to continue negotiations with the lender.  During the three and six months ended June 30, 2007 we wrote-off $126,650 of acquisition costs as an acquisition agreement to acquire a casino terminated.

Loss of unconsolidated subsidiary, net of tax benefit represents our share of the losses of North Metro, which were $2,087,021 and 96,437 for the three months ended June 30, 2008 and 2007, respectively and $2,425,452 and $216,608 during the six months ended June 30, 2008 and 2007, respectively.  North Metro doing business as Running Aces Harness Park opened on April 11, 2008 and opened the card room on the evening of June 30, 2008 after completion of the 50th day of live racing.  See above discussion related to North Metro Harness Initiative, LLC.

Effective tax rate.   For the three and six months ended June 30, 2008 and 2007, we did not record a tax benefit for the net loss as a result of our evaluation of deferred tax assets and our ability to utilize the deferred tax assets in the future.  We recorded a 100% valuation allowance against the deferred tax assets at June 30, 2008 and December 31, 2007 because of the termination of our management agreement with the Cheyenne and Arapaho Tribes, effective August 17, 2007 and net losses since the termination.  As of June 30, 2008 and December 31, 2007, our deferred tax asset is zero.

Liquidity and Capital Resources:

We continue to generate cash flow from our casino operations in Colorado and our consulting agreement with Palace Resorts.  We use the cash flows generated to pay off debt in accordance with our agreements, fund reinvestment in our Colorado properties for both refurbishment and replacement of assets, and to pursue additional growth opportunities.  As the existing cash flows were inadequate to fund our cash requirements, we secured additional debt financing in March 2008 and equity financing in June 2008, described below.  We will need to raise additional debt or equity financing in 2008.

Due to the loss of revenue resulting from the termination of our management contract with the Cheyenne and Arapaho Tribes of Oklahoma (see above discussion under the operating segment “Casino Management”) we secured additional debt and equity financing to fund our current operations including project development costs.   We closed on a bank loan of $1.55 million on March 7, 2008.  The interest rate is the prime rate plus 1.5% with a minimum interest rate of 7%.  The effective interest rate on this loan, after giving effect to the warrant consideration issued in connection with it, is approximately 24.5 percent (see Part I Note 4 to our Financial Statements in Item 1 within this Form 10-Q).  We are required to make interest only payments through January 2009 after which we will repay the outstanding principal balance and accrued interest in 12 equal monthly installments.  Eight shareholders of the Company, including a member of our board of directors, cosigned one of eight promissory notes for between $100,000 and $300,000 that comprise the $1.55 million loan.  Our three principal executive officers guaranteed portions of this loan as well as our $450,000 operating line of credit.  As consideration for the co-signatures and personal guarantees we issued warrants to purchase 2,300,000 shares of our common stock (one warrant share for each dollar guaranteed or cosigned) at an exercise price of $0.39 per share to each co-signer and guarantor.  The warrants have a five-year term.

During January and February 2008, we pursued a financing alternative to the bank loan discussed above. We were unable to agree upon the terms with the lender and we ultimately chose not to continue negotiations with the lender. We incurred costs in connection with this financing of approximately $217,000 that were expensed during the six months ended June 30, 2008.

On June 17, 2008, Southwest entered into a Securities Purchase Agreement with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to which Southwest sold in a private placement an aggregate of 2,693,589 shares of its common stock with accompanying warrants to purchase 2,154,873 shares of its common stock at a price of $0.65 per unit, with each unit consisting of one share of common stock and a warrant to purchase .8 shares of common stock.  The warrants are exercisable for a period of five years at an exercise price of $0.85 per share.  Southwest received net proceeds from this offering of approximately $1,540,552, after the deduction of estimated offering expenses and other non-cash transactions as reported in the supplemental disclosure of non-cash investing and financing activities in the Consolidated Statement of Cash Flow (see Part I Note 5 to our Financial Statements in Item 1 within this Form 10-Q).  From the proceeds we used $500,000 to fund contributions at North Metro related to Amendment No. 2 to the credit agreement, $450,000 to pay the line of credit in full on July 1, 2008, with the remaining funds being used for working capital.

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

Net cash used in operating activities during the six months ended June 30, 2008 was $662,326 compared to net cash provided by operating activities of $1,278,032 during the six months ended June 30, 2007.  The negative change in cash from operations was approximately $1,940,000 and is primarily due to an increase in our net loss of $2,050,959 excluding our loss from our unconsolidated subsidiary (North Metro) of $2,425,452 (see discussion of cash used in investing activities below related to our contributions to North Metro).

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was $1,122,257 and $3,015,444, respectively, a decrease of approximately $1,893,000.  The decrease in use of cash between the periods was due primarily to a decrease in our investment in North Metro of approximately $1,644,000.  North Metro closed its construction financing in April 2007, resulting in less required funding from the members of North Metro.  We contributed $883,500 and $2,527,195 during the six months ended June 30, 2008 and 2007, respectively.  The amount contributed during the six months ended June 30, 2008 relate to non-construction activities requiring funding by the members of North Metro.

Net cash provided by financing activities for the six months ended June 30, 2008 and 2007 was $2,441,312 and $1,614,781, respectively.  During the six months ended June 30, 2008 and 2007 we had the following financing activities:

•                  In June 2008 we completed an equity financing resulting in proceeds of approximately $1,540,000 and in January and February 2007 we completed an equity financing resulting in proceeds of approximately $4,054,000.

•                  We made payments of approximately $503,000 on long-term borrowings compared to approximately $1,225,000 during the six months ended June 30, 2008 and 2007, respectively.  The decrease was due to full repayment of a $2.5 million term loan with Crown Bank on April 30, 2007.  No principal payments were due on the $1.55 million term loan secured in March 2008.

•                  During the six months ended June 30, 2007 we paid costs of approximately $322,000 related to the redemption of 357,000 shares of common stock in accordance with Article XI of our Articles of Incorporation effective January 22, 2007.  The shares were redeemed at a price of $0.90 per share based upon the closing stock price of our common stock as reported on January 22, 2007.  We recorded the redemption as a reduction to stockholder’s equity for the buy back of shares.  The shares of common stock are included in Treasury Stock in the Consolidated Statements of Changes in Stockholders’ Equity as of June 30, 2008.

•                  We made payments of approximately $217,000 and $437,000 related to financing and acquisition costs during the six months ended June 30, 2008 and 2007, respectively.  The financing costs incurred in 2008 are discussed above and the financing and acquisition costs incurred in 2007 related to an acquisition that ultimately did not close.

•                  We made payments of approximately $0 and $446,000 during the six months ended June 30, 2008 and 2007 related to our line of credit.

Line of Credit.   On April 16, 2007, the Company entered into the Third Amendment to the Revolving Credit and Term Loan Agreement with Crown Bank.  The agreement has been amended to extend the maturity date of the $450,000 revolving line of credit to April 30, 2008 and was extended in April 2008 to June 30, 2008.  Under the amendment, three principal officers of the Company each agreed to increase their personal guarantees of the line of credit from $100,000 to $150,000 plus expenses.  In connection with a new loan with Crown Bank entered into in March 2008 (see Term Note below) each of the three principal officers agreed to increase their previously existing $150,000 personal guarantees to $250,000.  As of June 30, 2008, $450,000 is outstanding under the Revolving Credit facility.  The line of credit was paid in full on July 1, 2008 as the line of credit terminated on June 30, 2008.

Term Note.   In March 2008, we entered into a $1.55 million term loan that is described above under “ Liquidity and Capital Resources ”.

Equipment Loan.  On December 23, 2005, we negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 5.25% as of March 31, 2008.   The outstanding balance as of June 30, 2008 was approximately $182,000.

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

The Governor of Colorado signed a bill that removed the exemption for casinos from the state’s 2006 smoking ban, effective January 1, 2008.  We believe the smoking ban is having a significant negative effect on the market, although the initial impact on our casinos appeared limited.  In June, three large casinos in Cripple Creek challenged the smoking ban and two have continued to allow smoking in portions of their casino.  We believe this action has driven customers who smoke to the other casinos that allow smoking, which is having an adverse effect on our business, although the extent and duration of that impact is unclear.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This Statement did not effect our consolidated financial statements as of June 30, 2008.  On February 12, 2008 a FASB Staff Bulletin “FSP FAS 157 -2” was issued which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and applies to nonfinancial assets and nonfinancial liabilities.  We are evaluating the potential impact of FSP FAS 157 — 2.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  This Statement did not effect our consolidated financial statements as of June 30, 2008.

In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, SFAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests, and provides disclosure requirements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not anticipate any significant change in financial reporting to result from issuance of this statement.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets and goodwill acquired, liabilities assumed and noncontrolling interests. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R will be effective for the Company on January 1, 2009, and will be applied to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date.

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

In June 2008, the Securities and Exchange Commission issued an amendment to rules requiring companies that are non-accelerated filers to include in their annual reports, pursuant to rules implementing Section 404b of the Sarbanes Oxley Act of 2002, an attestation report of their independent auditors on internal control over financial reporting for fiscal years ending on or after December 15, 2008.  Under the amendments, a non-accelerated filer will be required to file the auditor’s attestation report on internal control over financial reporting when it files an annual report for a fiscal year ending on or after December 15, 2009.

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

•                  the effects of competition, including a new casino in Cripple Creek, CO and the location of competitors and operating and market competition;

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

Risk Factors

In addition to the influences identified in this Quarterly Report on Form 10-Q and our other public filings, Item 1A to this Report states several important factors that could cause our actual results to differ materially from those anticipated by us or that are reflected in any of our forward-looking statements.

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

Our management, including our Chief Executive Officer, who serves as our principal executive officer, and our President and Chief Operating Officer, who serves as our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 and concluded that those controls and procedures were effective as of that date.

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

Our management, including our Chief Executive Officer, who serves as our principal executive officer, and our President and Chief Operating Officer, who serves as our principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 24, 2007, the Governor of the Cheyenne and Arapaho Tribes of Oklahoma delivered notice to Southwest that on July 13, 2007 he had initiated an arbitration proceeding against us for alleged breach of the Third Amended and Restated Gaming Management Agreement, as amended, under which we then managed two casinos for the Tribes.  On November 2, 2007, we filed a counterclaim in this proceeding alleging a breach of the Gaming Management Agreement by the tribal Governor. The three-member arbitration panel for this proceeding was appointed in February 2008.  After a scheduling conference with the arbitration panel on March 11, 2008, we submitted our formal Cross-Complaint to the arbitration panel on April 22, 2008 and the Tribes submitted its formal complaint on April 23, 2008.  We are now proceeding with discovery in this matter.

In the arbitration demand and formal complaint, the Governor alleged wrongful management practices and that Southwest breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with our efforts to extend our gaming management relationship with the Tribes, which terminated on August 17, 2007.

The Governor originally sought termination of the management contract and $10 million in damages and continues to pursue a claim for damages against us.  We do not believe we improperly interfered with or attempted to influence internal governmental decisions of the Tribes or improperly managed the casinos and we are vigorously defending Southwest in this arbitration proceeding. Under our Gaming Management Agreement with the Tribes, we were permitted to oppose, publicly or privately, any action by the Tribes that we believed was not in the best interest of the Tribal gaming operations. We believe that all of the actions we have taken on behalf of the gaming operations we managed or as part of our efforts to extend our gaming management relationship with the Tribes are consistent with that provision.

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

We do not expect any material adverse consequence from this action.  Accordingly, no provision has been made in our financial statements for any such loss.  We do expect to incur additional legal and administrative costs in connection with this arbitration.  In accordance with our accounting policies, we do not accrue for estimated future legal and related defense costs, but rather record these costs as period costs when the services are rendered.

Theft and Distribution of Surveillance Video from Lucky Star Clinton casino

On August 24, 2007, Southwest Casino and Hotel Corp., as exclusive manager of the Lucky Star casinos of the Cheyenne and Arapaho Tribes of Oklahoma, filed a lawsuit against Doris Thunderbull, Darrell Flyingman, in his individual capacity, and John Does No. 1 and 2 alleging theft (conversion) of confidential surveillance video from the Lucky Star — Clinton casino and subsequent copyright infringement and defamation in connection with the posting of the stolen video on the website YouTube.com and widespread distribution of DVDs containing the video by mail. We initially sought an emergency temporary restraining order barring further distribution of the video. That request was denied on August 27, 2007 and we withdrew our request for the restraining order on September 24, 2007. Our claims on behalf of the Tribes for conversion, copyright infringement, tortious interference with contract, defamation, and conspiracy against the defendants remain pending in the Federal District Court for the District of Oklahoma.

On January 14, 2008, Mr. Flyingman, as Governor of the Tribes and not in his individual capacity, filed a declaratory judgment action in Cheyenne and Arapaho Trial Court asserting that the Tribes, not Southwest, owned the surveillance footage and the copyright in it, an assertion that we do not contest. On February 13, 2008, the Federal District Court issued a stay of the proceedings before it pending resolution of the Tribal court proceeding. After briefing, oral argument in this matter was held on April 4, 2008 and, on April 10, 2008, the Trial Court judge ruled in favor of the Tribes. We did not appeal this decision. The effect of this decision on the pending federal court litigation is not known at this time.

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

Item 1A.  Risk Factors

In addition to the influences identified elsewhere in this report and our Annual Report on Form 10-KSB filed March 31, 2008, as well as our other public filings, there are several important factors that could cause our actual results to differ materially from those anticipated by us or that are reflected in any of our forward-looking statements.  These factors, which may impact the success of our operations and our ability to achieve our goals, include the following:

1.             Risks related to our financial condition:

We no longer receive revenue from our prior Oklahoma management agreement.  Our Gaming Management Agreement with the Cheyenne and Arapaho Tribes of Oklahoma terminated on August 17, 2007.  We have not received any revenue from management of the Lucky Star — Concho and Lucky Star — Clinton casinos since that date.  Before August 17, 2007, revenue from this management agreement was a significant source of our operating revenue.  Failure to replace the revenue previously generated from this management agreement would have a material adverse effect our financial condition.

We have an accumulated deficit and uncertainty with respect to achieving future profitability.  We have incurred substantial operating losses since inception and had an accumulated deficit of approximately $15.6 million as of June 30, 2008.  These losses are primarily the result of expenses related to our ongoing pursuit of new gaming opportunities, including the development of the Running Aces Harness Park by North Metro Harness Initiative, LLC, and operating losses.  We cannot provide you any assurance that we will be able to achieve profitability on a quarterly or annual basis in future periods.  Our future operating results will depend upon a number of factors, including (a) the continuation and future profitability of our Colorado casinos; (b) our ability to establish new gaming opportunities; (c) our ability to maintain our current gaming licenses and to obtain additional gaming licenses for new or expanded gaming facilities; and (d) our ability to successfully identify, secure licensing and maintain all necessary approvals and funding related to any additional future gaming opportunities.

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

2.                                      Risks related to our ownership interest in the North Metro Harness Initiative racetrack and card room (Running Aces Harness Park):

Running Aces Harness Park, in which we own a 50% membership interest, is a new business and we cannot assure you that it will be successful.   Running Aces Harness Park began horseracing operations on April 11, 2008 and opened its 50-table card room on June 30, 2008.  Running Aces is a new gaming venture in which we have made a substantial investment of management time and financial resources.  As a new gaming venture, the success of Running Aces is subject to all of the risks described in these “Risk Factors”, as well as all risks associated with starting a new business venture.  These new business risks include, but are not limited to (a) hiring and training qualified personnel, (b) establishing adequate and cost-effective operating procedures, (c) competing effectively against other area gaming or entertainment options, and (d) effective marketing and capture of customers.  If Running Aces does not progress as planned, we may not receive distributions from its operations, may have to contribute additional capital to North Metro, and could see the value of our investment in North Metro reduced, any of which would materially and adversely affect our business and operating results.

It is likely that we will be required to contribute additional capital to North Metro.  Costs associated with the development of Running Aces Harness Park, opening and initial operations of the facility, and hosting the first live harness racing meet were higher than expected.  Revenue from initial operations of the card room have not been sufficient to cover these additional costs as well as the cost of ongoing operations and satisfy the terms and conditions of North Metro’s construction financing.  For this reason, we believe it is likely that we will be required to make additional equity contributions to North Metro.  Failure to make needed equity contributions to North Metro could lead to dilution of ownership interest in North Metro or, if other sources of capital for the project are not available on acceptable terms, lead to a reduction in the value of our investment in North Metro and, potentially, a default under North Metro’s construction financing.

In addition, under the Sponsor Support Agreement among Southwest Casino Corporation, Southwest Casino and Hotel Corp. and the lenders to North Metro, Southwest is obligated to make additional capital contributions to North Metro as necessary to achieve “Project Opening,” as defined in the Credit Agreement.  There is no limit on the amount of the contributions that Southwest could be required to make under this agreement.  As of the date of this filing, North Metro has not achieved Project Opening and Southwest remains obligated to provide additional membership contributions.

We could forfeit our membership interest in Running Aces Harness Park if North Metro defaults on its construction loan.  Southwest has pledged its membership interests in North Metro to the lenders of North Metro’s construction loan.  If North Metro defaults on its loan, those lenders could have the right to foreclose on Southwest’s membership interests in North Metro, thus causing Southwest to forfeit its ownership of Running Aces Harness Park.

We could be liable for up to $1 million, plus certain costs, if North Metro defaults on its construction loan.  Southwest has guaranteed up to $1 million (plus certain costs) of the North Metro construction loan and, if North Metro is unable to repay the loan, Southwest may be required to repay up to $1 million (plus certain costs) to the lenders.

North Metro has, at times, been in default under its construction loan and is likely to be in default in the future.  North Metro has at times failed to comply with certain covenants under the Credit Agreement, including an ongoing minimum cash availability requirement and a minimum EBITDA requirement for the quarter ended June 30, 2008.  North Metro’s lenders have notified North Metro that this constitutes an event of default under the loan agreement and that the lenders are reserving all rights and remedies available to them under the Credit Agreement.  North Metro will work with the lenders to resolve any failure to satisfy the covenant and resulting default, but do not know what form such resolution will take or if one can be reached.  During the period that North Metro is not in compliance with the Credit Agreement, the interest to be paid by North Metro on outstanding loan amounts is 2% higher than the rate that would otherwise apply.

We cannot assure you that North Metro and its lenders will reach a satisfactory resolution of any failure to comply with the terms of the Credit Agreement or resulting default.  We cannot assure you that North Metro will not be in default under its credit agreement again in the future, that North Metro will be able to cure any default under its credit agreement for which a cure period is available in a timely manner or, alternatively, that North Metro will be able to secure the lenders’ agreement to waive or amend provisions of the credit agreement to resolve any default.  If North Metro is unable to reach a satisfactory resolution to any default, the lenders may have the right to foreclose on our ownership interest in North Metro and require us to repay up to $1 million (plus certain costs) of the loan, which would have a material adverse effect on Southwest.  The foreclosure, with or without payment under the $1 million guaranty, would materially adversely affect our business, our prospects and our ability to raise necessary capital to support our current operations.

MTR Gaming Group, Inc., the parent company of MTR-Harness, Inc., the other 50 percent member of North Metro, is unable to increase its capital investment in North Metro and has announced that it no longer considers its ownership interest in North Metro a strategic asset.  Under the North Metro Harness Initiative, LLC Member Control Agreement, Southwest and MTR must each approve any additional membership contributions to North Metro.  At June 30, 2008, MTR had invested the maximum amount in North Metro that is permitted by its senior secured lenders and cannot invest more without their approval.  In addition, MTR announced on July 30, 2008 that it no longer considered North Metro a “strategic asset”.  MTR has stated publicly that it is looking to sell non-strategic assets.  If MTR were to fail to make needed, required or agreed upon capital contributions to North Metro, North Metro may not have the financial resources required to operate its racetrack and card room.  If North Metro is unable to operate its racetrack and card room, and alternative financing was not available and agreed to, we would not receive any cash or profit from the operation of the facility, North Metro could default on its financing arrangements, North Metro’s lenders could foreclose on our ownership interest in North Metro and we could be required to repay up to $1 million (plus certain costs) to those lenders, all of which would decrease the value of our investment in North Metro and materially adversely affect our business and prospects.  The foreclosure, with or without payment under the $1 million guaranty, would materially adversely affect our business, our prospects and our ability to raise necessary capital to support our current operations.

It is unlikely that North Metro will provide significant cash distributions to us for several years due to restrictions under the construction financing agreements for the North Metro Harness Initiative racetrack and card room.  Under the terms of the construction loan for North Metro, operating cash flow from North Metro must first be used to repay the construction loan. North Metro will not be permitted to make distributions to its owners (other than annual distributions for payment of income taxes that we may be able to retain if our operating losses from prior periods eliminate any tax obligations during current periods), including Southwest, unless it exceeds performance thresholds stated in the loan agreements. As a result, we do not believe North Metro will be a significant source of cash distributions to us for several years, if ever.

Delays in developing North Metro’s racetrack and card room caused by legal challenges to North Metro’s racing licenses increased the cost of the project.  Legal challenges caused significant delays in developing the North Metro project.  These delays caused the costs of developing the facility to increase significantly due to, among other things, higher purchase prices for real property, fluctuating interest rates and borrowing costs, rising construction and labor costs, rising energy prices, and general inflation.  These increased costs significantly increased the ultimate development costs for the North Metro facility and will delay and reduce the amount of profit, if any, generated by North Metro and available for distribution to us.

Actions by the Minnesota state legislature may reduce the value of our investment in North Metro.  If any legislation should pass that excludes North Metro from any gaming expansions afforded to Canterbury Park, Native American tribes or other gaming operators, it would have a material adverse effect on North Metro’s operations.  Similarly, any expansion of gaming in Minnesota, whether Native American gaming or otherwise, that excludes North Metro could also have a material adverse effect on North Metro and its business.  For example, legislation was introduced and subsequently withdrawn in the Minnesota legislature to expand the scope of gaming to permit slot machines (commonly referred to as a “racino”) at Canterbury Park, the other Class A licensed pari-mutuel wagering racetrack in the state, without affording North Metro the same opportunity for 5 years.  In addition, the legislature has considered, but has not adopted, a significant tax on card room revenue that, if passed, would reduce significantly net revenue generated by North Metro.

3.             Risks related to our international consulting and management services:

Our consulting and management contract for a casino in the Dominican Republic involves risks. We currently provide consulting services and will provide management services for a new casino being developed in the Dominican Republic.  Our ability to provide those services and generate revenue from those services is subject to significant risks related to (a) the gaming regulatory framework of the Dominican Republic, (b) our ability to adapt to the different regulatory and gaming environment in the Dominican Republic while remaining in compliance with the requirements of the gaming regulatory authorities in the jurisdictions in which we currently operate, as well as other applicable federal, state, or local laws in the United States and the Dominican Republic, (c) our ability to operate in a jurisdiction where English is not the primary language of our employees and regulators, (d) potential political or economic instability in the Dominican Republic, and (e) the extreme weather conditions in the region.

The decisions of sovereign governments could have a material adverse effect on our international consulting and management services business.  Sovereign governments, including the Dominican Republic, may establish laws or regulations that will be deleterious to our ability to provide such services or that will affect our ability, as a foreign corporation, to operate in their country.  Governments have also, from time to time, established foreign exchange controls that could have a material adverse effect on our business, financial condition, and results of operations.  Because we will receive management fees based on a percentage of the revenue of a casino, any action by a foreign government harmful to the business of a casino we serve, even if it does not directly impact our ability to provide consulting and management services, may reduce the revenue generated through the consulting or management services we provide.

Palace Resorts, to whom we provide consulting and management services in the Dominican Republic, has the right to terminate our consulting and management services contract under certain circumstances.  Under the terms of our agreement to provide consulting and management services, Palace Resorts, the owner of the casino, may terminate our services if (a) we fail to meet performance criteria stated contract (b) we fail to obtain or maintain any license required to provide our services or to operate the casino, (b) a material breach or default by Southwest that is not timely cured, (c) insolvency or bankruptcy, or (d) we fail to maintain insurance satisfactory to Palace Resorts.

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

5.             Risks related to the gaming industry generally:

We face intense competition in the gaming industry.  The gaming industry, including the development, operation and management of racetracks and other types of facilities, is highly competitive, especially given the rapid rate at which the industry is expanding. For example, a number of management companies may make proposals to a particular tribe for the development and management of a single Indian gaming facility, and any gaming facilities developed or managed by us will compete with a rapidly expanding number of other gaming facilities of varying quality and size, including gaming facilities that are part of national or regional chains, and other forms of gaming and entertainment. Many of our competitors have substantially greater financial and personnel resources than we do. Competition in the future may also be affected by overbuilding of gaming facilities in our markets, which can adversely affect patronage levels. Given the current regulatory climate and limited number of lucrative gaming opportunities available, competition is likely to become more intense in the future.

Changes in the Cripple Creek, Colorado gaming market may negatively impact the performance of our Gold Rush Hotel and Casino and the Gold Digger’s Casino.  A new casino offering approximately 700 gaming devices opened in Cripple Creek, Colorado on May 31, 2008.  Our ability to maintain and grow our Colorado operations is largely dependent on our ability to increase our market share in a highly competitive environment.  The opening of this new casino will increase the level of competition in this market.  At this time, we cannot predict the short or long term effects of the opening of this facility on our Colorado operations.

The Governor of Colorado signed a bill that removed the exemption for casinos from the state’s 2006 smoking ban, effective January 1, 2008.  We believe the smoking ban is having a significant negative effect on the Cripple Creek gaming market.  In addition, during June 2008, three large casinos in Cripple Creek challenged the smoking ban and two have continued to allow smoking in portions of their casino.  We believe this action has driven customers who smoke to the other casinos that allow smoking, which is having an adverse effect on our business, although the extent and duration of that impact is unclear.

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

6.             Additional Risks:

The success of our current operations and our future growth potential are dependent upon key personnel.  Our success depends to a significant extent upon the efforts and abilities of our executive officers, James B. Druck and Thomas E. Fox.  Each of these individuals has developed relationships and experience in the gaming industry that are integral to our success. We have entered into employment agreements with Messrs. Druck and Fox. We do not maintain key man life insurance on either of these individuals.  The loss of the services of one or both of these individuals could have a material adverse effect on our business and current and proposed operations.

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

We face risks related to the diminishing control of our existing management.  Our directors and executive officers currently beneficially own (together with their spouses, on a fully-diluted basis and including shares that may be received in connection with the exercise of outstanding options and warrants) approximately 28.6% of the outstanding shares of our common stock. By virtue of the forgoing, our directors and executive officers will have limited voting influence in connection with the election of our future directors and the control of our business and affairs.

We have the right to redeem your stock under certain circumstances and the redemption price could be less than your original investment.  Under our Articles of Incorporation, we have the right to redeem any outstanding share of our common or preferred stock if our Board of Directors determines that the continued ownership of those shares may cause any regulatory authority to deny or refuse to approve any gaming license or gaming contract.  In accordance with our Articles of Incorporation, the redemption price will equal the lesser of (i) the cash equivalent of the shareholder’s investment in the Corporation or (ii) the current market price for the shares on the date the shareholder is found to be unsuitable.

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

•                  actual or anticipated fluctuation in our operating results;

•                  general market conditions for the gaming industry;

•                  broad market fluctuations; and

•                  economic conditions in the United States or abroad.

We do not intend to pay any cash dividends in the foreseeable future.   We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.  In addition, we have entered into debt financing agreements that prohibit us from paying dividends at this time and may enter into similar agreements in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 17, 2008, Southwest Casino Corporation (“Southwest”) entered into a Securities Purchase Agreement with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, under which Southwest sold in a private placement an aggregate of 2,693,589 shares of its common stock with accompanying warrants to purchase 2,154,873 shares of its common stock at a price of $0.65 per unit, with each unit consisting of one share of common stock and a warrant to purchase .8 shares of common stock.  The warrants are exercisable for a period of five years at an exercise price of $0.85 per share.  Southwest received net proceeds from this offering of approximately $1,644,336.00, after the deduction of estimated offering expenses.

The Securities Purchase Agreement provides that if Southwest determines to file a registration statement for its equity securities, participants in this offering will have the right to request inclusion of their common stock and shares of common stock issuable upon exercise of their warrants in the registration statement (piggy-back registration rights).

If Southwest issues common stock or securities convertible into common stock at an effective price below $0.65 per share before the 6 month anniversary of the date on which the shares sold in this offering can be sold in the public market under an effective registration statement or under SEC Rule 144 (the “Effective Date”), Southwest will issue additional shares of common stock to participants in this offering such that they receive the same purchase price per share as investors in the subsequent offering (a full ratchet adjustment).

Southwest agreed that if it sells additional shares of common stock before the 6-month anniversary of the Effective Date on terms less favorable to the Company than the terms of the Securities Purchase Agreement, the terms of the Securities Purchase Agreement will be amended to incorporate those less favorable terms.  Also, if Southwest sells any debt or equity security convertible into its common stock before the 6-month anniversary of the Effective Date, investors in this offering may elect to exchange some or all of the common shares acquired in this offering for the convertible securities sold in the subsequent offering on a dollar-for-dollar basis.  If an investor elects to exchange their common shares, they will retain the right to purchase 50 percent of the corresponding shares subject to the warrant received in this offering.

The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable upon the occurrence of certain events, including stock splits, combinations and reclassifications.  Until the 4-month anniversary of the Effective Date, if Southwest issues any security with an effective price per share less than the $0.85 per share exercise price of the warrants, the exercise price will be reduced to that lower effective price per share and the number of shares issuable upon exercise of the warrant will be increased so that the aggregate exercise proceeds for each warrant remains the same.  At any time that a registration statement covering the resale of the common shares issuable upon exercise of the warrant is not effective, warrant holders may exercise the warrant through a “cashless” or “net” exercise.  Warrant holders are not permitted to exercise their warrants to the extent their ownership of Southwest common stock would exceed 9.99% of the company’s outstanding common stock.

The company’s placement agent agreed to accept the cash portion of its placement agent commission in common stock and warrants on the same terms as the investors, which resulted in the placement agent receiving 136,911 shares of common stock and warrants to purchase an aggregate of 109,529 shares of common stock.  In addition, the placement agent received a warrant to purchase 88,992 shares of common stock that is exercisable for a period of five years at an exercise price of $1.00 per share.

The following officers and directors of Southwest participated in the private placement on the same terms as the other investors: James B. Druck, Chief Executive Officer and Director; Thomas E. Fox, President and Chief Operating Officer; Jeffrey S. Halpern, Vice President of Government Affairs; Tracie L. Wilson, Chief Financial Officer, and Gus A. Chafoulias, Director.  Each of Mr. Druck, Mr. Fox, Mr. Halpern and Ms. Wilson participated by investing the net proceeds (after taxes and other withholding) from deferred bonuses owed to them by the Company, resulting in a reduction in the Company’s outstanding liabilities to these officers of $165,000.

In addition, each of Mr. Druck, Mr. Fox, Mr. Halpern, Ms. Wilson, Mr. Chafoulias and the other members of Southwest’s Board of Directors entered into a Lock-up Agreement with Southwest under which they agreed not to sell or transfer any of their Southwest securities (except certain exempt transactions) until after the four month anniversary of the Effective Date. Other than with respect to the Securities Purchase Agreement, there are no material relationships between Southwest, on the one hand, and any of the other investors in the private placement, on the other hand.

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

The offer and sale of the securities was made to a limited number of institutional and other accredited investors in reliance upon exemptions from the registration requirements pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.  There was no general solicitation or advertising with respect to the private placement and each of the purchasers provided written representations of an intent to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders at our corporate offices on June 2, 2008.  At that meeting our shareholders elected five directors, all of whom had previously served as Southwest directors and confirmed the selection of Eide Bailly LLP as our independent registered public accounting firm and auditors for the fiscal year ending December 31, 2008.  The votes on each of these matters were as follows:

Election of Directors:

	For	Against	Abstain	Broker Non-vote
David H. Abramson	18,819,554	45,770	177,148	0
Gus A. Chafoulias	18,815,554	49,770	177,148	0
James B. Druck	18,819,554	45,770	177,148	0
Jim Holmes	18,819,754	45,570	177,148	0
Gregg P. Schatzman	18,816,954	48,370	177,148	0

Proposal #2, to confirm the selection of Eide Bailly LLP as public accountants and independent auditors for the fiscal year ending December 31, 2007.

For	Against	Abstain	Broker Non-vote
18,673,663	11,000	355,465	0

Item 6.  Exhibits

Exhibit No.	Description	Method of Filing
10.1	Form of Securities Purchase Agreement dated as of June 17, 2008 by and among Southwest Casino Corporation and the purchasers named therein	Filed as Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2008
10.2	Form of Warrant dated June 16, 2007 issued by Southwest Casino Corporation to each of the purchasers party to the Securities Purchase Agreement	Filed as Exhibit 10.2 to Current Report on Form 8-K filed June 23, 2008
10.3	Form of Lock-up Agreement dated June 17, 2008 by and among Southwest Casino Corporation and certain directors and executive officers	Filed as Exhibit 10.3 to Current Report on Form 8-K filed June 23, 2008
10.4	Modification and Extension of Consulting Agreement between Southwest Casino Corporation and Operadora Dominicana Macao, S.A. dated June 25, 2008.	Filed as Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2008
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14.	Filed herewith
31.2	Certification of Principal Financial and Accounting Officer Pursuant to SEC Rule 13a-14	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2008

SOUTHWEST CASINO CORPORATION

By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer
(principal executive officer)

By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Operating Officer
(principal financial and accounting officer)