Form 10-Q
period 2008-09-30
SOUTHWEST CASINO CORP
filed 2008-11-14
CIK 1170848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 30,349,997 as of November 7, 2008.

SOUTHWEST CASINO CORPORATION

FORM 10-Q

September 30, 2008

In this Form 10-Q, references to “Southwest,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Southwest Casino Corporation and its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOUTHWEST CASINO CORPORATION

Consolidated Balance Sheets

September 30, 2008 (unaudited) and December 31, 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,817,835	$1,892,401
Accounts Receivable	51,613	54,582
Accounts Receivable - Related Parties	—	41,572
Inventories	148,837	141,041
Prepaid Expenses and Other Current Assets	564,267	679,583
Total Current Assets	$2,582,552	$2,809,179

PROPERTY AND EQUIPMENT
Leasehold Improvements	15,498,074	15,389,750
Furniture and Equipment	5,568,346	5,280,282
Accumulated Depreciation	(11,838,817)	(10,835,938)
Net Property and Equipment	$9,227,603	$9,834,094

OTHER ASSETS
Other Assets	276,890	33,374
Investment in Unconsolidated Subsidiary	—	7,218,720
Total Other Assets	$276,890	$7,252,094

TOTAL ASSETS	$12,087,045	$19,895,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$776,515	$659,284
Other Liabilities - Related Parties	26,391	25,000
Accrued Expenses	1,180,658	1,085,797
Accrued Liabilities - Related Parties	82,467	122,467
Notes Payable	—	450,000
Current Portion of Long-Term Liabilities	1,940,685	1,005,940
Accrued Interest Payable	60,157	55,465
Total Current Liabilities	$4,066,873	$3,403,953

LONG-TERM LIABILITIES
Long-Term Liabilities Net of Current Portion	$6,343,420	$6,486,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 Par Value; 30,000,000 Shares Authorized	$—	$—
Common Stock, $.001 Par Value 75,000,000 Shares Authorized, 30,706,997 and 27,817,953 Shares Issued at September 30, 2008 and December 31, 2007 and 30,349,997 and 27,460,953 Outstanding at September 30, 2008 and December 31, 2007	30,708	27,819
Additional Paid-in Capital	23,958,069	21,496,064
Accumulated Deficit	(21,989,725)	(11,196,534)
	1,999,052	10,327,349
Less Treasury Stock (357,000 shares redeemed)	(322,300)	(322,300)

Total Stockholders’ Equity	1,676,752	10,005,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,087,045	$19,895,367

See Notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2008 and 2007

	For the three months	For the three months	For the nine months	For the nine months
	ended September 30, 2008	ended September 30, 2007	ended September 30, 2008	ended September 30, 2007

NET REVENUES
Casino	$3,546,797	$4,094,313	$10,532,610	$11,219,589
Food & Beverage/Hotel	139,120	170,860	333,531	401,180
Management and Consulting	150,000	434,658	450,000	3,566,109
Entertainment	84,231	38,261	109,515	67,807
Other	93,505	42,525	164,366	124,330
	4,013,653	4,780,617	11,590,022	15,379,015

EXPENSES
Casino	$2,750,831	$2,964,218	$8,420,161	8,709,011
Food & Beverage/Hotel	362,075	386,956	1,025,427	1,036,644
Corporate Expense	912,206	803,589	2,738,372	2,928,408
Project Development Costs		99,112		351,683
Entertainment	280,752	103,207	364,977	172,044
Impairment Loss - Management Contract		400,435		400,435
Depreciation and Amortization	340,284	378,465	1,053,395	1,406,842
	4,646,148	5,135,982	13,602,332	15,005,067

INCOME (LOSS) FROM OPERATIONS	$(632,495)	$(355,365)	$(2,012,310)	$373,948

OTHER INCOME (EXPENSE)
Interest Income	$92	$16	$563	3,237
Interest Expense	(231,927)	(187,410)	(679,269)	(640,233)
Gain (Loss) on Disposition of Property and Equipment	3,200	7,420	4,450	7,420
Gain on Disposition of Casino		452,426		452,426
Write-off of Acquisition and Financing Costs		(476,723)	(217,329)	(603,373)
Settlement	227,396		227,396
Other	(6,278)		(14,472)
	(7,517)	(204,271)	(678,661)	(780,523)

Loss before income taxes, loss in earnings of unconsolidated subsidiaries	(640,012)	(559,636)	(2,690,971)	(406,575)

Income Taxes
Loss of Unconsolidated Subsidiaries	(1,033,764)	(96,096)	(3,459,216)	(312,704)
Impairment of Investment in Unconsolidated Subsidiary	(4,643,004)		(4,643,004)

NET LOSS	$(6,316,780)	$(655,732)	$(10,793,191)	$(719,279)

Loss per share - basic	$(0.21)	$(0.02)	$(0.38)	$(0.03)
Loss per share - diluted	$(0.21)	$(0.02)	$(0.38)	$(0.03)
Weighted average common shares outstanding - basic	30,342,388	27,286,443	28,580,129	26,571,292
Weighted average common shares outstanding - diluted	30,342,388	27,286,443	28,580,129	26,571,292

See notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Cash Flows

For the Period Ended September 30, 2008 and 2007

	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$(10,793,191)	$(719,279)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,053,395	1,406,842
Amortization of Loan Costs	109,477	58,019
Impairment Loss - Management Contract	—	400,435
Write-off of Acquisition and Financing Costs	217,329	603,373
(Gain) Loss on Disposition of Property and Equipment	(4,450)	(7,420)
Payroll taxes on Bonuses and Accrued Compensation Paid in Common Stock and Warrants	(84,164)
Stock Based Compensation Expense	394,772	209,429
Loss of Unconsolidated Subsidiary	3,459,216	312,704
Impariment of Investment in Unconsolidated Subsidiary	4,643,004
Gain on Disposition of Casino	—	(452,426)
Change in Current Assets and Liabilities,
(Increase) Decrease in Receivables	2,969	112,879
(Increase) Decrease in Receivables - Related Parties	41,572
(Increase) Decrease in Inventories	(7,796)	43,358
(Increase) Decrease in Prepaid Expenses and Other Current Assets	167,984	(263,530)
Increase (Decrease) in Accounts Payable	13,099	(188,088)
Increase (Decrease) in Accounts Payable - Related Parties	26,391
Increase (Decrease) in Accrued Expenses	234,861	106,960
Increase (Decrease) in Accrued Interest Payable	4,692	(5,927)
Net Cash Provided By Operating Activities	$(520,840)	$1,617,329

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(426,342)	(276,476)
Proceeds from Sale of Property and Equipment	25,000	—
Payment of Costs Associated with Management Contract	—	(438,741)
Receipt (Payment) of Deposit	1,025	(3,318)
Proceeds from Disposition of Casino	—	490,018
Investment in Unconsolidated Subsidiary	(883,500)	(2,555,195)
Net Cash Used in Investing Activities	$(1,283,817)	$(2,783,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Short-Term Notes Payable	$(450,000)	$(446,292)
Proceeds from Long-Term Borrowings, net	1,534,500
Principal Payments on Long-Term Borrowings	(758,200)	(1,471,418)
Proceeds from Issuance of Common Stock upon Exercise of Warrants	94,728
Proceeds from Issuance of Common Stock and Warrants	1,540,552	3,980,511
Redemption of Common Stock	—	(322,300)
Payment of Financing Costs	(14,160)
Payment of Financing Costs Written-Off	(217,329)	(558,864)
Net Cash Provided (Used) by Financing Activities	$1,730,091	$1,181,637

Net Increase in Cash and Cash Equivalents	(74,566)	15,254

CASH AND CASH EQUIVALENTS
Beginning of Period	1,892,401	1,531,260
End of Period	$1,817,835	$1,546,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$564,066	$588,141
Income Taxes Paid	$1,100	$42,346

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital assets acquired with acounts payable	$182,866	$136,270
Financing costs included in accounts payable	$—	$14,776
Costs associated with issuing common stock included in accounts payable	$16,344
Value of warrants issued in connection with debt issuance	$355,350
Financing costs netted from long-term borrowings	$15,500
Fees included in accounts payable and prepaid expenses and other current assets	$41,192
Bonuses and accrued compensation paid in exchange for issuance of common stock and warrants, net of payroll taxes	$95,836
Financing costs netted from proceeds from issuing common stock	$25,447
Placement agent fees paid in exchange for issuance of common stock and warrants	$88,992

See notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Period Ended September 30, 2008

	Treasury Stock		Common Stock
	Number of		Number of		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Total

BALANCE December 31, 2007	(357,000)	$(322,300)	27,817,953	$27,819	$21,496,064	$(11,196,534)	$10,005,049

Issuance of Common Stock and Warrants, Net			2,693,589	$2,694	$1,617,351		$1,620,045

Exercise of Options and Warrants and Issuance of Common Stock			195,455	195	94,532		94,727

Stock-Based Compensation Expense Related to Options and Warrants					394,772		394,772

Issuance of Warrants in Connection With Debt Issuance					355,350		355,350

Net Loss						(10,793,191)	(10,793,191)

BALANCE September 30, 2008	(357,000)	(322,300)	30,706,997	30,708	23,958,069	(21,989,725)	1,676,752

See notes to Unaudited Consolidated Financial Statements

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

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

NOTE 2 — MANAGEMENT FINANCIAL PLANS

The Company completed a debt financing for $1.55 million in March 2008, see Note 9.  On June 17, 2008, the Company sold 2.7 million shares of common stock and warrants to purchase 2.2 million shares of common stock resulting in proceeds of approximately $1.54 million, see Note 5.  During the nine months ended September 30, 2008 the Company used $883,500 to make an additional investment in North Metro, see Note 7, and $450,000 to pay in full the Company’s line of credit on July 1, 2008, see Note 8.  The Company will be required to seek additional debt or equity financing during 2008 to fund operations. If the Company were to raise capital through an equity financing, any sale of equity is likely to require us to issue a significant number of shares and warrants to purchase shares to participants in the June 17, 2008 financing under the anti-dilution provisions of that financing, thus causing further dilution, see Note 5.  During the Company’s quarterly Board of Directors meeting on November 11, 2008, the Board of Directors and management approved a plan to significantly reduce operating expenditures and preserve the Company’s available cash flow during 2009 by reducing salary payments and other operating expenditures.  In addition, the Company will need to restructure its outstanding debt or begin to make principal payments on it beginning in February 2009, see Note 9.

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

The effect of stock options issued to employees, directors and consultants was to increase the net loss for the three and nine months ended September 30, 2008 by $79,621 and $312,272, respectively and basic loss per share by $0.003 and $0.011, respectively.  The effect of stock options issued was to increase the net loss for the three and nine months ended September 30, 2007 by $42,987 and $131,512, respectively and basic loss per share by $0.002 and $0.005, respectively.

Options are granted to employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have terms of 5 to 10 years from the grant date and granted options typically vest quarterly over a one to three year period.  The fair value of each option is amortized into compensation expense over the period the option vests. The Company has estimated the fair value of all stock options as of the date of grant by applying the Black-Scholes pricing valuation model.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The key assumptions used in determining the fair value of options during the nine months ended September 30, 2008 were:

Nine months ended September 30, 2008
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

Status of options during the nine months ended September 30, 2008

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	2,500,000	$0.65
Granted	1,867,500	$0.48
Forfeited/cancelled/expired	—
Exercised	(50,000)	$0.12
Balance at September 30, 2008	4,317,500	$0.58

Options outstanding at September 30, 2008	4,317,500	$0.58	6.5 years	—
Options exercisable at September 30, 2008	2,969,635	$0.63	5.2 years	—

As the closing stock price of $0.17 at September 30, 2008 was less than the weighted average exercise price for both options outstanding and options exercisable there was no intrinsic value. As of September 30, 2008, the Company’s unrecognized share-based compensation related to stock options issued to employees and directors was approximately $350,607.  This cost is expected to be expensed over a weighted average period of three years. See Note 21, Subsequent Events, regarding Repricing of Employee Stock Options.

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

SEPTEMBER 30, 2008

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

The Company is expensing the compensation cost of these options over the expected vesting period based upon the performance conditions and will reassess the likelihood of performance at each reporting date.  The Company expensed approximately $4,700 and $28,700 during the three and nine months ended September 30, 2008.

No tax benefit has been recorded on share based compensation expense for the three and nine-month periods ended September 30, 2008 and 2007.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

NOTE 4 — WARRANTS

Status of warrants:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2007	5,946,102	$0.63
Granted	4,543,865	$0.62
Exercised	(145,455)	$0.61
Cancelled	0
Warrants outstanding as of September 30, 2008	10,344,512	$0.62

The Company recognized $27,500 and $82,500 for the three and nine months ended September 30, 2008, respectively related to compensation expense for investor and financial consulting services.

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

The fair value of the warrants in the amount of $355,350 was credited to additional paid in capital and the debit is recorded on the consolidated balance sheet as a deferred financing cost included in Other Assets.  The deferred financing cost is being amortized to interest expense over the term of the loan using the effective interest method (properly matching the debt financing cost over the term of the loan).  The Company

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

recognized amortization expense (charged to interest expense) of $44,657 and $103,502 during the three and nine months ended September 30, 2008.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

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

NOTE 7 — IMPAIRMENT OF INVESTMENT IN NORTH METRO HARNESS INITIATIVE, LLC (“North Metro”)

Organization:

North Metro was formed on June 16, 2003 for the purpose of developing, owning, and operating a horse race track and card room in Columbus, Minnesota on the north side of the Twin Cities metropolitan area.  On June 8, 2004, Southwest Casino and Hotel Corp. (“Southwest”) sold a 50% interest in North Metro to MTR-Harness Inc. (“MTR”), a wholly owned subsidiary of MTR Gaming, Inc. for $10,000, and a commitment to make additional contributions as discussed below.

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

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

As specified in the Company’s Member Control Agreement, membership interests include financial rights, governance rights and voting rights.  Voting rights are assigned to members based on their proportionate voting interest.  Financial rights include allocation of net profits, losses and distributions.  Governance rights include all of a member’s rights other than financial rights and the right to assign financial rights.  A member of the Company may only assign governance and voting rights to another party with the consent of the remaining members, which consent may be withheld in any member’s sole and absolute discretion.  If a member assigns membership rights to another party and the other member or members do not consent to the assignee becoming a substitute member, the assignee will only be entitled to receive those distributions and allocations that would have been made to the assigning member and the assignee will not have any voting or governance rights.  As of September 30, 2008, Southwest and MTR each held 50% of the voting rights, see Note 20 regarding subsequent event and below “Subsequent Event”.  Financial and governance rights are determined in accordance with the Member Control Agreement dated June 8, 2004.

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

Subsequent Event:

On October 19, 2008, Southwest entered into agreements with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”), as Agent for certain lenders to North Metro, under which Southwest transferred its 50 percent membership interest in North Metro (the “Membership Interest”). In the transaction, Southwest sold its Membership Interest to Black Diamond, as agent for the lenders, and received the following:

•                  an agreement not to sue Southwest under the terms of a $1 million Limited guaranty by Southwest of North Metro’s debt and to terminate that limited guaranty upon satisfaction of certain conditions;

•                  an option to repurchase the 50 percent membership interest in July 2009 for $1.00 plus buying a $7.5 million last-out, subordinate, participating interest in North Metro’s then outstanding debt to Black Diamond and the lenders; and

•                  retention of Southwest’s right to receive $2.3 million in distributions before North Metro makes distributions (other than tax distributions) to its members.

In addition, Southwest agreed to provide consulting and transition services to Black Diamond for four months for a fee of $50,000 per month.

North Metro had been in default under certain obligations under the Credit Agreement since July 2008 and in October 2008 was no longer able to make the required interest payments due under the loan.

Under the Limited Liability Company Membership Interest Purchase Agreement between Southwest and Black Diamond dated October 19, 2008 (the “Purchase Agreement”), Southwest sold its 50% membership interest to Black Diamond, as Agent for the Lenders. Southwest had pledged the Membership Interest as security for the construction and start-up financing when North Metro entered into the Credit Agreement, see discussion below under “North Metro Financing”. Under the Purchase Agreement, Southwest received the purchase price of $1.00 along with a right to repurchase the Membership Interest in July 2009 for $1.00 plus buying a $7.5 million last out, non-voting, fully subordinated participation interest in North Metro’s then outstanding debt to Black Diamond and the Lenders. Southwest also retained its right to receive distributions in the amount of $2,357,072 for cash contributions, advances and loans by Southwest to North Metro that exceeded Southwest’s required membership contributions. This amount is to be repaid to Southwest before any distributions to the owners of North Metro (except distributions for payment of taxes on the income of North Metro). Under the Credit Agreement, payment of distributions, including the amount retained by Southwest, is prohibited unless Running Aces exceeds certain financial performance thresholds.

The transfer of the Membership Interest remains subject to the terms of the North Metro Harness Initiative, LLC Member Control Agreement (the “Member Control Agreement”), including the provisions of the Member Control Agreement regarding transfer of membership interests.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

Southwest also received relief under a $1 million Limited Guaranty by Southwest of North Metro’s obligations under the Credit Agreement under a Limited Covenant Not to Sue and Release of Limited Guaranty dated October 19, 2008 (the “Covenant and Release”). Under the terms of the Covenant and Release, Black Diamond, as Agent, agreed not to sue to enforce the $1 million limited guarantee so long as Southwest is not in default in its obligations in connection with the sale of the Membership Interest and the Consulting Agreement described below.  In addition, the Covenant and Release provides that the $1 million guarantee will terminate and be of no further force or effect once Black Diamond, as Agent, receives full rights as a member of North Metro under the terms of the Member Control Agreement in for the Membership Interest purchased from Southwest and Southwest has performed its obligations under the four-month Consulting Agreement described below.

Southwest also entered into a Settlement Agreement with Black Diamond, as Agent, on October 19, 2008, under which Southwest and Black Diamond agreed to enter into the transactions described herein. In addition, Southwest agreed to release Black Diamond from any and all claims Southwest may have or have had against Black Diamond up to and including October 19, 2008. In accordance with the terms of the Settlement Agreement, this release will be null and void if Black Diamond attempts to enforce against Southwest the $1 million limited guaranty that is the subject of the Covenant and Release.

In addition, Southwest and Black Diamond entered into a Consulting Agreement on October 19, 2008 (the “Consulting Agreement”) under which Southwest will provide consulting and transition services to Black Diamond in connection with Black Diamond’s acquisition of the Membership Interest. Under the Consulting Agreement, Southwest will continue to provide leadership, management and consulting services at Running Aces and work to transition the provision of those services to Black Diamond and personnel selected by Black Diamond. In consideration of Southwest’s providing these services, Black Diamond has agreed to pay Southwest consulting fees of $50,000 per month for four months.

Accounting for North Metro:

As of September 30, 2008, the Company had provided approximately 43 percent of the financial support, but retained its 50 percent decision making power in accordance with the Member Control Agreement.  The Company has accounted for its investment in North Metro under the equity method of accounting in accordance with Accounting Principles Bulletin No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB #18”).

As of September 30, 2008, the Company had contributed $8,204,474 in consideration of its membership interests in North Metro and a priority preferred contribution of $1,656,051 (plus accrued interest) for costs related to North Metro that exceeded the Company’s agreed pre-license capital contribution of $1,000,000.  The $1,656,051 pre-licensing advance, together with interest, would only be paid back to the Company out of first available cash from operations (and then after certain distributions to the members for income tax purposes and payments due under the Credit Agreement with Black Diamond, see Subordination Agreement described below under “North Metro Financing Agreement”).  The pre-licensing advances to North Metro are characterized as a membership preferred contribution made by the Company under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  The Company treats these payments as an additional investment in North Metro.  The Company has combined the advances (accounted for as a membership preferred contribution) and its capital contributions into an investment in an unconsolidated subsidiary on its financial statements.

The following represents summarized balance sheet information for North Metro:

	September 30, 2008	December 31, 2007
North Metro:
Total Assets	$58,830,034	$51,556,814
Total Liabilities	$45,860,983	$33,051,334

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

The following represents North Metro’s income statement and the Company’s calculation of the loss of unconsolidated subsidiary net of tax benefit:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Total Revenues	$5,382,559	$31,844	$6,614,032	$80,305
Total Costs and Expenses	$7,450,087	$224,035	$13,532,464	$705,713
Net loss	$(2,067,528)	$(192,191)	$(6,918,432)	$(625,408)
50% share of net loss	$(1,033,764)	(96,096)	$(3,459,216)	(312,704)
Net tax benefit		—		—
Loss of unconsolidated subsidiary net of tax benefit	$(1,033,764)	$(96,096)	$(3,459,216)	$(312,704)

Southwest did not record a tax benefit related to North Metro’s losses during the three and nine months ended September 30, 2008 and 2007, see Note 13.

At September 30, 2008, North Metro’s assets consisted principally of cash, property, plant and equipment and related deposits and financing costs. Liabilities consisted primarily of payables, accrued interest and other accruals and borrowings under its financing agreement discussed below.

On April 11, 2008, Running Aces Harness Park opened for live harness racing.   On June 30, 2008 after the last live harness race of the 50th day of live racing, as required by Minnesota law, North Metro opened the card room.

Reconciliation of the Company’s investment in North Metro as of September 30, 2008:

Balance as of December 31, 2007	$7,218,720
50% share of net loss from January 1, 2008 through September 30, 2008	(3,459,216)
Contributions by Southwest from January 1, 2008 through September 30, 2008	883,500
Balance at September 30, 2008 prior to impairment analysis and subsequent sale	4,643,004
Impairment of the Company’s investment in North Metro	(4,643,004)
Adjusted balance as of September 30, 2008	—

In accordance with APB #18 paragraph 19, regarding a loss in the value of the investment that is other than temporary, the Company recognized an impairment loss of its investment in North Metro of $4.6 million as a result of the on-going default by North Metro under its Credit Agreement, continuing losses and Southwest’s ultimate sale/transfer of its membership interest on October 19, 2008, described above under “subsequent event”.

As part of the agreements, Southwest retained its right to receive distributions in the amount of $2,357,072 for cash contributions, advances and loans by Southwest to North Metro that exceeded Southwest’s required membership contributions. This amount is to be repaid to Southwest before any distributions to the owners of North Metro (except distributions for payment of taxes on the income of North Metro). Under the Credit Agreement, payment of distributions, including the amount retained by Southwest, is prohibited unless Running Aces exceeds certain financial performance thresholds and is subordinate to debt service required under the Credit Agreement.  Southwest’s retained interest in future distributions of $2.4 million is limited to North Metro’s ability to make distributions under its Credit Agreement and is only payable if certain financial performance thresholds are met., Thus Southwest has not recognized any value for this right and has accounted for it similar to a gain contingency under Financial Accounting Standards Board (“FASB”) No. 5 “Accounting for Contingencies”.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

The following table is presented to illustrate the impact on the loss per share as a result of the losses in North Metro and the impairment and subsequent sale/transfer the Company’s equity investment in North Metro

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Loss in unconsolidated subsidiary	$1,033,764	$96,096	$3,459,216	$312,704
Impairment of investment in unconsolidated subsidiary	$4,643,004		$4,643,004
Total losses attributed to unconsolidated subsidiary	$5,676,768	$96,096	$8,102,220	$312,704

Loss per share – basic and diluted	$0.19	$0.003	$0.28	$0.01
Weighted average shares outstanding – basic and diluted	30,342,388	27,286,443	28,580,129	26,571,292

North Metro Financing

On April 20, 2007, North Metro entered into a Credit Agreement (the “Credit Agreement”) with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”) as agent and lender. Under the terms of the Credit Agreement, North Metro borrowed $41.7 million to construct, equip and open its harness racetrack and card room facility in Columbus, Minnesota on the north side of the Minneapolis — St. Paul metropolitan area, see amendment no. 2 described below increasing the amount to $42.3 million.  As part of the loan agreement, the members of North Metro agreed to complete aggregate membership contributions of $20.8 million prior to closing the loan. Total assets of North Metro at September 30, 2008 are approximately $58.8 million.  As of September 30, 2008, Southwest contributed $9.9 million of the total amount of $22.7 million contributed by the members.  As of September 30, 2008, the principal amount outstanding under the credit agreement is approximately $42.1 million.

Certain amounts included in the total of $22.7 million contributed by the members related to non-construction costs that were funded by the members.  The Company contributed $1,133,500 after the loan closed on April 20, 2007 thru September 30, 2008.

Under the Credit Agreement as amended thru September 30, 2008, the initial advance of loan proceeds was followed by additional advances based on progress in building and opening the racetrack and card room facility.  North Metro made monthly payments of interest only based on a floating index rate plus 4 percent or on a 1-month, 2-month or 3-month LIBOR rate plus 6 percent, at North Metro’s option. After “project opening” (as defined in the agreement and which occurred October 3, 2008), interest rates reduced to the applicable index rate plus 2.5 percent or the applicable LIBOR rate plus 4.5 percent, again at North Metro’s option.  The interest rate margins of 2.5% and 4.5% were increased by 0.3% under Amendment Number 2 discussed below.  North Metro was also required to pay a fee equal to 4.5% per annum on any unused portion of the credit facility. Principal payments of $104,250 were to be due on the last day of each fiscal quarter beginning the first full quarter after the project opening occurred on October 3, 2008, or March 31, 2009. North Metro will also be required to prepay the loan in an amount equal to 50 percent of North Metro’s excess cash flow for each fiscal year, as defined in the Credit Agreement, beginning with the fiscal year ended December 31, 2008,. Final payment equal to all outstanding principal and accrued interest is due April 20, 2014.

Under the Credit Agreement as amended thru September 30, 2008, North Metro may prepay the loan, in whole or in part, at any time, subject to the payment of certain fees and costs. The loan is secured by substantially all of the assets of North Metro. The Credit Agreement does not provide for recourse against the members of North Metro, except for the Company’s guaranty of up to $1 million (plus certain costs) of the loan entered into on July 1, 2008.

The Credit Agreement, as amended thru September 30, 2008, contains standard affirmative and negative covenants regarding North Metro and its wholly-owned subsidiary North Metro Hotel, LLC that restrict, among other things, North Metro’s ability to dispose of assets, transfer or pledge equity interests, incur indebtedness, and make investments or distributions. Financial covenants applicable to North Metro include, among other things, limits on capital expenditures after opening, minimum EBITDA requirements, satisfaction of leverage ratio limits, and delivery of audited financial statements.

Additional Membership Contribution, Pledge, Subordination and Sponsor Support Agreements of Southwest

Southwest entered into the following agreements in connection with the North Metro Credit Agreement:

•                  Southwest pledged its membership interest in North Metro and North Metro pledged its membership interest in North Metro Hotel, LLC as security for repayment of the loan under the terms of separate Pledge Agreements with Black Diamond (each a “Pledge Agreement”).

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

•                  Southwest agreed that repayment of a $1.65 million membership preferred capital contribution to North Metro plus accrued interest, which North Metro was to repay to Southwest out of the first available revenue from operations, will be subordinated to the payments due under the loan agreements under a Subordination Agreement with Black Diamond (the “Subordination Agreement”) .

•                  Southwest entered into a Sponsor Support Agreement (the “Support Agreement”) under which Southwest may be required under certain circumstances to contribute additional capital to North Metro if financings and equity investments are insufficient to complete construction and open the facility.

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

In connection with Amendment No. 2, on July 1, 2008, the Company entered into a Limited Guaranty in favor of Black Diamond, as agent under the Credit Agreement, see discussion above regarding “subsequent event”.  Under the Limited Guaranty, Southwest Casino Corporation and Southwest Casino and Hotel Corp. agree to guaranty a maximum of $1 million (plus certain costs) of the $42.3 million in financing provided to North Metro under the Credit Agreement, as amended.  The limited guaranty was to remain in full force and effect until the earlier of June 30, 2010 or the date on which the North Metro financing is repaid in full.  In connection with the transfer of Southwest’s membership interest in North Metro to Black Diamond on October 19, 2008, Black Diamond entered into an agreement not to sue Southwest in connection with this limited guarantee and to terminate the guarantee upon satisfaction of certain conditions.

As a condition to entry into Amendment No. 2, Southwest Casino and Hotel Corp. and MTR-Harness, Inc., the other 50 percent member in North Metro Harness Initiative, LLC, were required to make an aggregate of $615,000 in additional membership contributions to North Metro, of which the Company made $500,000.  These additional membership contributions were made on or about June 20, 2008.

Reservation of Rights Notice:

North Metro has at times failed to comply with certain covenants under the Credit Agreement, including an ongoing minimum cash availability requirement and a minimum EBITDA requirement for the quarter ended June 30, 2008 and September 30, 2008.  The Agent notified North Metro that this constitutes an event of default under the loan agreement and that the lenders are reserving all rights and remedies available to them under the Credit Agreement.  Through October 19, 2008, Southwest and North Metro worked with the lenders to resolve North Metro’s failure to satisfy the covenant and resulting defaults.  On October 19, 2008, Southwest transferred its membership interest in North Metro to Black Diamond, as agent for the lenders, see above discussion of “subsequent event” regarding Southwest and its agreements with Black Diamond.

NOTE 8 — LINE OF CREDIT

On April 16, 2007, the Company entered into the Third Amendment to the Revolving Credit and Term Loan Agreement with Crown Bank.  The amendment extended the maturity date of the $450,000 revolving line of credit to April 30, 2008.  Under the amendment, three principal officers of the Company each agreed to increase their personal guarantees of the line of credit from $100,000 to $150,000 plus expenses.  In

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

connection with a new loan with Crown Bank entered into in March 2008 (see Note 9) each of the three principal officers agreed to increase their $150,000 personal guarantees to $250,000.  As of April 30, 2008, the Company extended the maturity date of the $450,000 line of credit to June 30, 2008.  As of September 30, 2008, no amounts were outstanding under the Revolving Credit facility as the line of credit terminated on June 30, 2008.

The interest rate was Prime +1%, and not less than 7.5%.

NOTE 9 — MARCH 2008 DEBT ISSUANCE

Crown Bank Loan:

On March 7, 2008, the Company entered into a series of eight promissory notes ranging in size from $100,000 to $300,000 with Crown Bank of Minneapolis, Minnesota.  Under the Notes, Crown Bank loaned the Company an aggregate $1.55 million. The Company paid a 1% origination fee of $15,500 that resulted in net proceeds of $1,534,500 to the Company.  Each of the Notes accrues interest at a floating rate of prime plus 1.5 percent, with a minimum interest rate of 7.0 percent (currently 7.0%).  The effective interest rate on this loanas of March 7, 2008, after giving effect to the warrant consideration discussed below and in Note 4, was approximately 24.5 percent.  Under the Notes, the Company will make monthly payments of interest only until January 11, 2009.  Beginning February 11, 2009, the Company must repay the outstanding principal balance and accrued interest in 12 equal monthly installments with the final payment due January 11, 2010.  The Company may prepay any outstanding amounts under the Notes at any time without premium or penalty.

Future minimum principal payments required as of September 30, 2008 are:

October 1, 2008 — September 30, 2009	$1,033,333
October 1, 2009 — January 11, 2010	$516,666

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

In further consideration of co-signing the promissory notes, the Company also entered into a Pledge Agreement with the co-signers and guarantors under which it pledged its shares of Southwest Casino and Hotel Corp. to the co-signers and guarantors to secure any liabilities or obligations they may incur under the promissory notes.  The co-signers’ and guarantors’ right to recovery under the Pledge Agreement is limited to the actual costs paid by the co-signers or guarantors and subject to a prior security interest in the membership interests of North Metro Harness Initiative, LLC that Southwest Casino & Hotel owns, as well as the terms of the North Metro Harness Initiative, LLC Member Control Agreement, see Note 7.

The Company, the co-signers, and Messrs. Druck, Fox and Halpern also entered into a Contribution Agreement dated March 10, 2008.  Under the Contribution Agreement, the Company agreed to reimburse to any co-signer or guarantor any amount paid in connection with the

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

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

The Company used the proceeds from the loan transaction for general working capital, including additional membership contributions to North Metro Harness Initiative, LLC if required under the terms of the construction financing for that facility or agreed to between the members of North Metro Harness Initiative.  The Company has reserved from the proceeds of the loan $85,817 to make the estimated interest-only payments due under the notes.

NOTE 10 — PROMOTIONAL ALLOWANCES

Revenue does not include the retail amount of rooms, food, and beverages provided gratuitously to customers, which was $923,000 and $881,000 for the nine months ended September 30, 2008 and 2007, respectively and was approximately $319,000 and $319,000 for the three months ended September 30, 2008 and 2007, respectively.

NOTE 11 — SETTLEMENT WITH OTOE MISSOURIA TRIBE

On August 13, 2008, the Company received a payment in the amount of $227,396 from the Otoe-Missouria Tribe of Oklahoma to reimburse expenses incurred by the Company when working with the Tribe in 2006.  This amount is included in the Consolidated Statement of Operations in Other Income (Expense) as settlement income as the amounts were previously expensed in fiscal 2006.

NOTE 12 — LOSS PER SHARE

For all periods, basic loss per share is calculated by dividing the loss by the weighted-average number of common shares outstanding.  Diluted earnings per share reflect the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding.  The Company had a net loss for the three and nine months ended September 30, 2008 and 2007; therefore a calculation of loss per share on a fully diluted basis would be anti-dilutive and no reconciliation is needed for those periods, see Notes 3 and 4.

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

The Company does not have any unrecorded tax benefits as of September 30, 2008.

The Company’s tax returns for the tax years 2004 through 2006 remain subject to examination by major tax jurisdictions.  However, as the Company has net operating losses from prior years these tax returns can also be examined once these net operating losses are utilized in future tax filings.

Management evaluated its probable ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate during the three and nine months ended September 30, 2008 and 2007.   As a result of this evaluation, a tax benefit during the three and nine months ended September 30, 2008 and 2007 was not recognized.  As of September 30, 2008, the Company’s deferred tax asset is zero.

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company has a liability to certain officers and stockholders for unpaid compensation and expenses of $82,467 as of September 30, 2008, relating to periods prior to December 31, 2003.  The Company paid, in June 2008, amounts owed for unpaid compensation of $40,000 to one officer in exchange for securities, see Note 5.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

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

An officer of the Company’s wife is a part-time employee of North Metro. The Company anticipates that her earnings in 2008 will not exceed $20,000.

As of September 30, 2008 the Company has a payable to North Metro of approximately $26,000.  During the nine months ended September 30, 2008 the Company received reimbursement from North Metro of salary, benefit and travel costs of $62,825.

NOTE 15 — PROJECT DEVELOPMENT COSTS

The Company continues to pursue additional gaming opportunities and as a result continues to incur project development expenses.  For the three and nine months ended September 30, 2008 development expenses were $0 and for the three and nine months ended September 30, 2007 was $99,112 and $351,683, respectively.

NOTE 16 — SEGMENT INFORMATION

North Metro doing business as “Running Aces Harness Park” began operations on April 11, 2008, see Note 7.  As of September 30, 2008 the investment in North Metro was reduced to zero, see Note 7.  North Metro is broke-out as a separate operating segment due to its materiality to the consolidated financial statements and upon review of Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

Segment information related to the three months ended September 30, 2008 follows:

	Casino Operations	Casino Management	Unconsolidated Joint Venture (North Metro)	Total
Revenues	$3,863,653	$150,000		$4,013,653
Segmented profit (loss) before income taxes	(21,978)	(618,034)	$(5,676,768)	(6,316,780)
Segmented assets	11,393,005	694,040	—	12,087,045

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

Segment information related to the three months ended September 30, 2007 follows:

	Casino Operations	Casino Management	Unconsolidated Joint Venture (North Metro)	Total
Revenues	$4,345,959	$434,658		$4,780,617
Segmented profit (loss) before income taxes	813,141	(1,372,777)	$(96,096)	(655,732)
Segmented assets	12,395,694	352,966	7,296,511	20,045,171

Segment information related to the nine months ended September 30, 2008 follows:

	Casino Operations	Casino Management	Unconsolidated Joint Venture (North Metro)	Total
Revenues	$11,140,022	$450,000		$11,590,022
Segmented profit (loss) before income taxes	(192,882)	(2,498,089)	$(8,102,220)	(10,793,191)
Segmented assets	11,393,005	694,040	—	12,087,045

Segment information related to the nine months ended September 30, 2007 follows:

	Casino Operations	Casino Management	Unconsolidated Joint Venture (North Metro)	Total
Revenues	$11,812,906	$3,566,109		$15,379,015
Segmented profit (loss) before income taxes	650,620	(1,057,195)	$(312,704)	(719,279)
Segmented assets	12,395,694	352,966	7,296,511	20,045,171

During the three and nine months ended September 30, 2008 the Company recognized revenues of $0 and during the three and nine months ended September 30, 2007 recognized revenues of $434,658 and $3,566,109, respectively, included in the operating segment Casino Management which related to the Company’s management contract with the Cheyenne and Arapaho Tribes of Oklahoma which terminated effective August 17, 2007.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

There were no financial instruments with significant differences between the carrying amount and the fair value due to the short maturity of the instruments.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

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

SEPTEMBER 30, 2008

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

Bonuses:

On March 27, 2007 the board of directors approved performance bonuses to officers and employees of the Company in the amount of $385,000, which amount was recorded as an expense effective that date.  Of that amount, the Company paid $210,000 during the year ended December 31, 2007.  Bonuses in the amount of $175,000 were to be paid on or after July 1, 2007 when management determines the Company has sufficient financial resources for payment.  The Company made a non-cash payment of bonuses of $140,000 in June 2008 in exchange for common stock and warrants (after payroll taxes and other withholdings) in connection with the sale of securities in June 2008, see Note 5.  Unpaid bonuses in the amount of $35,000 are reflected as a liability at September 30, 2008.

Guarantees:

In connection with Amendment No. 2 to the North Metro Credit Agreement, on July 1, 2008, the Company entered into a Limited Guaranty in favor of Black Diamond, as agent under the Credit Agreement.  In connection with the transfer of Southwest’s membership interest in North Metro to Black Diamond on October 19, 2008, Black Diamond entered into an agreement not to sue Southwest in connection with this limited guarantee and to terminate the guarantee upon satisfaction of certain conditions (see Note 7).

As a condition to North Metro’s class B racing license from the Minnesota Racing Commission, North Metro must maintain a bond in the principal amount of $500,000 payable to the state of Minnesota conditioned on North Metro’s payment of all fees, taxes, and other money due and payable under Minnesota law, including horse owner’s purses and payouts on winning pari-mutuel tickets.  Effective April 11, 2008, Southwest entered into an agreement to indemnify the surety of the bond for up to $250,000.  Before April 11, 2008, North Metro’s racing bond had been secured by a $500,000 cash deposit.  Southwest had provided $250,000 of that $500,000 deposit.

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

Legal Matters:

Alleged Breach of Gaming Management Agreement

Until August 17, 2007, Southwest Casino and Hotel Corp. managed the Lucky Star – Concho and Lucky Star –Clinton casinos in Concho and Clinton, Oklahoma, under the terms of a management agreement with the Cheyenne and Arapaho Tribes of Oklahoma.  From May 19, 2007 to August 17, 2007, the Company managed the Lucky Star – Concho and Lucky Star – Clinton casinos under Amendment No. 11 to the Third Amended and Restated Gaming Management agreement between Southwest and the Cheyenne and Arapaho Tribes of Oklahoma, which extended that agreement for up to two years.  On August 17, 2007, the Supreme Court of the Cheyenne and Arapaho Tribes declared Amendment No. 11 invalid.  Also on August 17, 2007, the National Indian Gaming Commission (“NIGC”) reversed its prior approval of Amendment No. 11.  On August 24, 2007, the NIGC rejected our challenge to its decision to reverse that approval.  The Company has not received management fees from the Cheyenne and Arapaho Tribes since August 17, 2007

On July 24, 2007, the Governor of the Cheyenne and Arapaho Tribes of Oklahoma delivered notice to Southwest that on July 13, 2007 he had initiated an arbitration proceeding against the Company for alleged breach of the Third Amended and Restated Gaming Management Agreement under which the Company then managed two casinos for the Tribes.  On November 2, 2007, the Company filed a counterclaim in this proceeding alleging a breach of the Gaming Management Agreement by the tribal Governor. The three-member arbitration panel for this proceeding was appointed in February 2008.  After a scheduling conference with the arbitration panel on March 11, 2008, the Company submitted our formal Cross-Complaint to the arbitration panel on April 22, 2008 and the Tribes submitted its formal complaint on April 23, 2008.  The Company is now proceeding with discovery in this matter.

In the arbitration demand and formal complaint, the Governor alleged wrongful management practices and that Southwest breached the management agreement by interfering with or attempting to influence internal affairs or governmental decisions of the Tribes in connection with the Company’s efforts to extend the gaming management relationship with the Tribes, which terminated on August 17, 2007.

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

The Governor originally sought termination of the management contract and $10 million in damages and continues to pursue a claim for damages against the Company.  The Company does not believe it improperly interfered with or attempted to influence internal governmental decisions of the Tribes or improperly managed the casinos and is vigorously defending this allegation in this arbitration proceeding. Under the Company’s Gaming Management Agreement with the Tribes, the Company was permitted to oppose, publicly or privately, any action by the Tribes that the Company believed was not in the best interest of the Tribal gaming operations. The Company believes that all of the actions taken on behalf of the gaming operations the Company managed or as part of the Company’s efforts to extend the gaming management relationship with the Tribes are consistent with that provision.

On August 18, 2008, an accounting firm hired by the Tribes to act as a witness on behalf of the Tribes in this arbitration proceeding issued a report in which they concluded that the claims made by the Tribes in their arbitration complaint are supported by evidence in the records of the Tribes and the Lucky Star casinos.

In the Company’s Cross-Complaint, the Company alleges that the Governor of the Tribes breached the Management Agreement by refusing to negotiate in good faith for an extension and expansion of the gaming management relationship between Southwest and the Tribes.  The Company asserts that the Management Agreement required the Tribes to negotiate this extension and expansion after the Company led the Tribes’ successful efforts to negotiate and enter into a compact for expanded gaming with the State of Oklahoma in April 2005.  The Company is seeking $30 million in damages from the Tribes for their breach of the Management Agreement.

The Company does not expect any material adverse consequence from this action. Accordingly, no provision has been made in the financial statements for any such losses.  However, the Company expects to incur significant legal expenses to defend the Governor’s claims against the Company and pursue the Company’s counterclaims.

Theft and Distribution of Surveillance Video from Lucky Star Clinton casino

On August 24, 2007, Southwest Casino and Hotel Corp., as exclusive manager of the Lucky Star casinos of the Cheyenne and Arapaho Tribes of Oklahoma, filed a lawsuit against Doris Thunderbull, Darrell Flyingman, in his individual capacity, and John Does No. 1 and 2 alleging theft (conversion) of confidential surveillance video from the Lucky Star – Clinton casino and subsequent copyright infringement and defamation in connection with the posting of the stolen video on the website YouTube.com and widespread distribution of DVDs containing the video by mail. The Company initially sought an emergency temporary restraining order barring further distribution of the video. That request was denied on August 27, 2007 and the Company withdrew the request for the restraining order on September 24, 2007. The Company’s claims on behalf of the Tribes for conversion, copyright infringement, tortious interference with contract, defamation, and conspiracy against the defendants remain pending in the Federal District Court for the District of Oklahoma.

On January 14, 2008, Mr. Flyingman, as Governor of the Tribes and not in his individual capacity, filed a declaratory judgment action in the Cheyenne and Arapaho Trial Court asserting that the Tribes, not Southwest, owned the surveillance footage and the copyright in it, an assertion that the Company does not contest. On February 13, 2008, the Federal District Court issued a stay of the proceedings before it pending resolution of the Tribal court proceeding. After briefing, oral argument in this matter was held on April 4, 2008 and, on April 10, 2008, the Trial Court judge ruled in favor of the Tribes. The Company did not appeal this decision.

On August 28, 2008, the defendants filed a motion seeking summary judgment on two of the six counts in the Company’s Federal District Court complaint that relate to ownership of the surveillance tape and to stay all other claims pending resolution in tribal court.  On September 15, 2008, the Company filed a motion to dismiss claims in the Federal District Court case that relate to the ownership of the surveillance tape including the claims for conversion, copyright infringement, and conspiracy, and asserting that the dismissal of these claims makes the defendant’s motion for summary judgment moot.  The Company did not move to dismiss the defamation claim and sought to continue to pursue that action in Federal Court.  On October 27, 2008, the Federal District Court denied the Company’s motion to dismiss and requested that the Company respond substantively to the defendant’s motion for summary judgment, which the Company did on November 6, 2008.

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

NOTE 19 — NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”) effective January 1, 2007, see Note 12.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement did not have an impact on the Company’s

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

consolidated financial statement disclosures during the nine months ended September 30, 2008.  On February 12, 2008 a FASB Staff Bulletin “FSP FAS 157 -2” was issued which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and applies to nonfinancial assets and nonfinancial liabilities.  On October 10, 2008, a FASB Staff Bulletin “FSP FAS 157-3” was issued that clarifies the application of FAS 157 in a market that is not active.  The Company is evaluating the potential impact of FSP FAS 157 — 2 and 157-3.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The statement did not have an impact on the Company’s consolidated financial statements during the six months ended September 30, 2008.

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

In December 2007 the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 110 which continues to allow companies to use the “simplified” method, as discussed in SAB No. 107 in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment .

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

NOTE 20 — SEASONALITY

The operations of all casinos owned by the Company are affected by seasonal factors, including holidays, weather and travel conditions.

NOTE 21 — SUBSEQUENT EVENTS

Membership interest in North Metro:

The Company entered into agreements with Black Diamond on October 19, 2008 relating to Southwest’s interest in North Metro which are described in detail in Note 7.  The Company wrote down its entire investment in North Metro to zero at September 30, 2008, see Note 7.

Adoption of cash management plan:

On November 11, 2008, the Board of Directors and management of the Company approved a plan to significantly reduce operating expenditures during 2009 in order to preserve the Company’s limited operating cash.  See Note 2.  Southwest’s founders and executive officers,

SOUTHWEST CASINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

James Druck, CEO, Thomas Fox, President and COO, and Jeffrey Halpern, Vice President, have each agreed to reduce their salary payments by 50% effective January 1, 2009.  In addition, all other corporate and management employees will have their salary payments reduced by an average of 25%.  Wage reductions will not apply to floor personnel in the Company’s Cripple Creek, Colorado casinos.  Southwest will accrue the unpaid portion of employees’ wages for payment when cash is available in the future.

Repricing of employee stock options:

Effective, November 11, 2008, and in connection with the cash management plan discussed above, the board approved the repricing of options held by employees and independent board members, excluding options granted to the three founders of the Company (currently the CEO, President and COO and Vice President of Government Affairs).  The exercise price of approximately, 2,282,500 outstanding options will be reduced to $0.20 per share while retaining all other terms of the original award.  The outstanding options had exercise prices in excess of $0.48 per share.  These measures were taken to provide employees incentive to remain with the Company in light of the significant salary payment reductions and other operating expense reductions that will take effect January 1, 2009.  See discussion above regarding adoption of a cash management plan.  The Company is in the process of reviewing the accounting related to repricing these options and will record the impact during the three months ended December 31, 2008.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the financial position and operating results of Southwest Casino Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Southwest Casino”, “Southwest”, the “Company”, “we”, “our” and “us”) for the three and nine months ended September 30, 2008 and 2007.

Summary of Consolidated Operating Results:

For the three months ended September 30, 2008, we had a net loss of $6,316,780 on revenues of $4,013,653 compared to a net loss of $655,732 on revenues of $4,780,617 for the same period in 2007.  This amounts to a basic loss of $0.21 and $0.02 per share during the three months ended September 30, 2008 and 2007, respectively.

The increase in the net loss of $5,661,048 is primarily due to our share of the loss of our unconsolidated subsidiary, North Metro Harness Initiative, LLC (“North Metro”), of $1,033,764 and the impairment of our investment in North Metro of $4,643,004 recognized in the quarter ended September 30, 2008.

For the nine months ended September 30, 2008 and 2007, we had a net loss of $10,793,191 on revenues of $11,590,022 compared to a net loss of $719,279 on revenues of $15,379,015 for the same period in 2007.  This amounts to a basic loss of $0.38 and $0.03 per outstanding share during the nine months ended September 30, 2008 and 2007, respectively.

The increase in the net loss of approximately $10,073,912 was due primarily to our share of the loss of our unconsolidated subsidiary (North Metro) of $3,459,216, an impairment loss in our investment in North Metro of $4,643,004, a decrease in revenues of approximately $3,788,993, offset by a decrease in operating expenses of approximately $1,402,735.

Overview:

Our principal business is the management, operation and development of gaming facilities in emerging and established gaming jurisdictions.  Currently, we operate two casinos in Cripple Creek, Colorado — Gold Rush Hotel and Casino and Gold Digger’s Casino.  We also operated Uncle Sam’s Casino in Cripple Creek, Colorado until June 2007.  Until August 17, 2007 we managed two Native American gaming operations — Lucky Star - Concho and Lucky Star - Clinton — for the Cheyenne and Arapaho Tribes of Oklahoma.  We owned a 50% membership interest in North Metro Harness Initiative, LLC (“North Metro”) prior to October 19, 2008 (see Part I Note 7 to our Financial Statements in Item 1 within this Form 10-Q).  North Metro opened its harness racetrack at its Running Aces Harness Park in Columbus, Minnesota on the north side of the Minneapolis — St. Paul Metropolitan area on April 11, 2008.  A 50-table card room that is part of Running Aces opened on June 30, 2008 after Running Aces completed 50 days of live racing (as required by Minnesota statue).

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

Operating segments:

Our executive officers review operating results, assess performance and make decisions related to the allocation of resources on a property by property basis; however, certain properties are combined into one operating segment for financial reporting purposes as they meet the criteria for aggregation under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” paragraph 17.  We have also separated out our investment in North Metro due to its significance to the financial statements.  We have grouped the following properties into the following three operating segments that are described in further detail below:

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

Lucky Star - Concho

We earned management fees of $0 during the three and nine months ended September 30, 2008 and $266,457 and $2,045,984 during the three and nine months ended September 30, 2007, respectively, from Lucky Star - Concho.

Lucky Star - Clinton

We earned management fees of $0 during the three and nine months ended September 30, 2008 and $168,201 and $1,520,125 during the three and nine months ended September 30, 2007, respectively, from Lucky Star - Clinton.

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

Under the new Agreement, we will continue to assist Palace Resorts in all phases of design, game selection, training and equipping the casino as a consultant and then manage the casino for five years after it opens in late 2008 or early 2009.  As manager, we will be responsible for all aspects of casino operations including equipping and maintaining the casino, internal controls and accounting, budgeting, casino employment, security and compliance.  We will work with Palace Resorts to market the casino and the resort as a gaming destination.  We previously received a consulting fee of $50,000 per month under a Consulting Agreement that would have terminated in August 2008.  Under the Modification and Extension of Consulting Agreement, we will continue to receive a $50,000 monthly consulting fee until the casino opens.  We recognized revenue of $150,000 and $450,000 during the three and nine months ended September 30, 2008 from these consulting services.

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

Casino operations.

Gold Rush/Gold Digger’s Casino (“GR/GD”) Results

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Percentage Change Favorable (Unfavorable)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Percentage Change Favorable (Unfavorable)
Casino revenues	$3,546,797	$4,035,628	(12.1)%	$10,532,610	$10,767,126	(2.2)%
Total revenues	3,726,230	4,241,304	(12.1)%	10,975,833	11,271,345	(2.6)%
Income (loss) before income taxes+	124,075	504,286	(75.4)%	16,346	653,338	(97.5)%
Income (loss) margin*	3.3%	12.4%		0.2%	5.8%

+                             Loss before income taxes is determined by reducing total revenues by, among other things, interest expense on our capital lease at the Gold Rush and depreciation and amortization expenses.  The capital lease was carried on our Consolidated Balance Sheet in the amount of approximately $6.6 million as of September 30, 2008.  Total interest expense was $155,000 and $183,000 for the three months ended September 30, 2008 and 2007, respectively and $489,000 and $561,000 for the nine months ended September 30, 2008 and 2007, respectively.  Depreciation and amortization expense was $331,000 and $350,000 for the three months ended September 30, 2008 and 2007, respectively and $1.0 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively.

*                 The loss margin is calculated by dividing loss before income taxes by total revenues.

For the three months ended September 30, 2008, GR/GD’s total casino revenues decreased by 12.1% over the same period in the prior year, while the Cripple Creek market declined by 7.0% during this same time period.  We believe the smoking ban that came into effect on January 1, 2008 is having a significant negative effect on the market.  In addition, three large casinos in Cripple Creek challenged the smoking ban in the second quarter and two of them allowed smoking in portions of their casino for the entire third quarter.  We believe this action has driven customers who smoke to the other casinos that allow smoking, which is having an adverse effect on our business. Our operating margin is lower than the prior year due to decreased revenues and increased operating expenses of $40,000 that were previously absorbed by our Uncle Sam’s casino, which we sold in July 2007.

In addition, on May 31, 2008, a large competitor opened a casino with nearly 700 slot machines and 8 table games.  This new casino added about 15% more gaming positions to a market that declined in terms of revenue growth, year-over-year.  The added supply has reduced the GR/GD’s fair share of market revenue by about 115 basis points.

For the nine months ended September 30, 2008, GR/GD’s total casino revenues decreased 2.2% while the Cripple Creek market declined 9.0% during the same time period.  We believe the smoking ban that came into effect on January 1, 2008 is having a significant negative effect on the market.  We are pleased that we were able to partially counter the negative impacts of the smoking ban during the nine months ended September 30, 2008 by addressing needs of our customers in innovative ways that have helped us mitigate some of the revenue loss year over year in a declining market.  However, three large casinos in Cripple Creek challenged the smoking ban in the second quarter and two of them have allowed smoking in portions of their casino for the entire third quarter.  We believe this action has driven customers who smoke to the other casinos that allow smoking, which is having an adverse effect on our business and may continue to adversely affect our business in future periods.  Our operating margin is lower than the prior year due to increased operating expenses (certain marketing and accounting expenses) of approximately $280,000 that were previously absorbed by our Uncle Sam’s casino, which we sold in July 2007.

We continue to analyze our customers’ patronage patterns and will continue to take steps to mitigate the impact of the smoking ban and the new casino but we can make no assurances on the impact for the remainder of 2008.

On November 4, 2008, Colorado voters approved Amendment 50 to the State’s Constitution. This amendment allows voters in Cripple Creek, Colorado, where Southwest operates the Gold Rush Hotel & Casino and Gold Digger’s casino, to hold a referendum in which they can approve an increase in the casino betting limit from $5 to $100, allow casinos to offer craps an roulette, and allow casinos to remain open 24 hours per day (currently, all Colorado casinos must close between 2:00 a.m. and 8:00 a.m.  We expect the city to hold a vote on these new gaming options during the next several months.  We cannot predict at this time whether voters in Cripple Creek are likely to approve a change in the gaming rules.  The Colorado Division of Gaming has stated if local voters approve any of the expanded gaming opportunities permitted under Amendment 50, casinos will not be permitted to implement those changes until July 2009.  We are currently evaluating the likelihood that

Cripple Creek will approve new gaming rules and, if approved, how we can best take advantage of them at the Gold Rush and Gold Digger’s casinos.

We closed Uncle Sam’s casino on July 29, 2007.  We transferred approximately eight employees to our GR/GD properties.  Thus, certain salaries and expenses previously incurred by Uncle Sam’s have been included with operations of the GR/GD properties since the closure of Uncle Sam’s.  Additionally, we offered incentives to the players/customers who played at Uncle Sam’s to migrate their play to our Gold Rush and Gold Digger’s casinos.  We estimated that we retained approximately 40% - 70% of the revenues from former Uncle Sam’s customers who now play at the Gold Rush and Gold Diggers casinos.  The Gold Rush and Gold Diggers casinos had available capacity to absorb the players from Uncle Sam’s.  We no longer use the Uncle Sam’s brand name in our operations.  However, since inception we have used an integrated players club for all three Cripple Creek casinos whereby the player could redeem points earned at one casino at any of the casinos. That now continues for GR/GD.

We also include within the operating segment “Casino Operations” our outdoor amphitheatre at the Gold Rush.  Revenues from the amphitheatre are less than 1% of total revenues.

Uncle Sam’s Casino:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Total revenues	60,514	464,697
Profit before income taxes	370,728	101,032

On June 25, 2007, we entered into an agreement with the landlord to purchase the leased real property on which we operated Uncle Sam’s Casino in Cripple Creek, Colorado.  On June 26, 2007, we entered into an agreement to assign our rights under the purchase agreement and the operating lease.  On July 29, 2007, we closed Uncle Sam’s Casino and, on July 31, 2007, we assigned our rights under the purchase agreement and lease and received an assignment fee of approximately $487,000.  We recorded a gain on the disposition of the casino of $452,426 during the three months ended September 30, 2007 recorded on the Consolidated Statement of Operations in Other Income (Expense).

North Metro Harness Initiative, LLC

Before October 19, 2008, Southwest owned a 50 percent membership interest in North Metro Harness Initiative, LLC, which owns and operates Running Aces Harness Park, a harness racing track and card room facility on approximately 180 acres of land in Columbus Township, Anoka County, Minnesota.  Running Aces Harness Park opened with its first day of live harness racing on April 11, 2008.  The 50-table card room that is part of the facility opened on June 30, 2008 after Running Aces completed 50 days of live harness racing, as required by Minnesota law.

During the quarter and nine months ended September 30, 2008, Southwest recognized losses of $1,033,764 and $3,459,216, equal to 50 percent of the overall losses at Running Aces during those periods, in connection with our 50 percent ownership in North Metro.  On October 19, 2008, we transferred our 50 percent ownership interest in North Metro to Black Diamond Commercial Finance, L.L.C., as agent for the lenders under the construction and start-up finance for development of Running Aces Harness Park.  Due to this transfer, we wrote off the entire remaining $4,643,004 value of our investment in North Metro as of September
30, 2008.  The operating losses and write-down of the investment resulted in losses to Southwest of $5,676,768 during the third quarter of 2008.

Sale of membership interest

On October 19, 2008, we entered into agreements with Black Diamond Commercial Finance, L.L.C. (“Black Diamond”), as Agent for certain lenders to North Metro, under which we transferred our 50 percent membership interest in North Metro (the “Membership Interest”). In the transaction, Southwest sold its Membership Interest to Black Diamond, as agent for the lenders, for $1.00 and received the following:

•                  an agreement not to sue Southwest under the terms of a $1 million Limited guaranty by Southwest of North Metro’s debt and to terminate that limited guaranty upon satisfaction of certain conditions;

•                  an option to repurchase the 50 percent membership interest in July 2009 for $1.00 plus buying a $7.5 million last-out, subordinate, participating interest in North Metro’s then outstanding debt to Black Diamond and the lenders; and

•                  retention of Southwest’s right to receive $2.3 million in distributions before North Metro makes distributions (other than tax distributions) to its members.

In addition, we agreed to provide consulting and transition services to Black Diamond for four months for a fee of $50,000 per month.

North Metro had been in default under certain obligations under the Credit Agreement since July 2008 and in October 2008 was no longer able to make the required interest payments due under the loan.

Under the Limited Liability Company Membership Interest Purchase Agreement between Southwest and Black Diamond dated October 19, 2008 (the “Purchase Agreement”), Southwest sold its 50% membership interest to Black Diamond, as Agent for the Lenders. Southwest had pledged the Membership Interest as security for the construction and start-up financing when North Metro entered into the Credit Agreement. Under the Purchase Agreement, Southwest received the purchase price of $1.00 along with a right to repurchase the Membership Interest in July 2009 for $1.00 plus buying a $7.5 million last out, non-voting, fully subordinated participation interest in North Metro’s then outstanding debt to Black Diamond and the Lenders. Southwest also retained its right to receive distributions in the amount of $2,357,072 for cash contributions, advances and loans by Southwest to North Metro that exceeded Southwest’s required membership contributions. This amount is to be repaid to Southwest before any distributions to the owners of North Metro (except distributions for payment of taxes on the income of North Metro). Under the Credit Agreement, payment of distributions, including the amount retained by Southwest, is prohibited unless Running Aces exceeds certain financial performance thresholds.

The transfer of the Membership Interest remains subject to the terms of the North Metro Harness Initiative, LLC Member Control Agreement (the “Member Control Agreement”), including the provisions of the Member Control Agreement regarding transfer of membership interests.

Southwest also received relief under a $1 million Limited Guaranty by Southwest of North Metro’s obligations under the Credit Agreement under a Limited Covenant Not to Sue and Release of Limited Guaranty dated October 19, 2008 (the “Covenant and Release”). Under the terms of the Covenant and Release, Black Diamond, as Agent, agreed not to sue to enforce the $1 million limited guarantee so long as Southwest is not in default in its obligations in connection with the sale of the Membership Interest and the Consulting Agreement described below. In addition, the Covenant and Release provides that the $1 million guarantee will terminate and be of no further force or effect once Black Diamond, as Agent, receives full rights as a member of North Metro under the terms of the Member Control Agreement in for the Membership Interest purchased from Southwest and Southwest has performed its obligations under the four-month Consulting Agreement described below.

Southwest also entered into a Settlement Agreement with Black Diamond, as Agent, on October 19, 2008, under which Southwest and Black Diamond agreed to enter into the transactions described herein. In addition, Southwest agreed to release Black Diamond from any and all claims Southwest may have or have had against Black Diamond up to and including October 19, 2008. In accordance with the terms of the Settlement Agreement, this release will be null and void if Black Diamond attempts to enforce against Southwest the $1 million limited guaranty that is the subject of the Covenant and Release.

As part of the agreements, we retained our right to receive distributions in the amount of $2,357,072 for cash contributions, advances and loans by Southwest to North Metro that exceeded our required membership contributions. This amount is to be repaid to us before any distributions to the owners of North Metro (except distributions for payment of taxes on the income of North Metro).  Under the North Metro Credit Agreement (discussed below), payment of distributions, including the amount retained by us, is prohibited unless Running Aces exceeds certain financial performance thresholds and is subordinate to debt service required under the Credit Agreement.  We retained interest in future distributions of $2.4 million is limited to North Metro’s ability to make distributions under its Credit Agreement and is only payable if certain financial performance thresholds are met, as such we have not recognized any value for this right and have accounted for it similar to a gain contingency under Financial Accounting Standards Board (“FASB”) No. 5 “Accounting for Contingencies”.

In addition, Southwest and Black Diamond entered into a Consulting Agreement on October 19, 2008 (the “Consulting Agreement”) under which Southwest will provide consulting and transition services to Black Diamond in connection with Black Diamond’s acquisition of the Membership Interest. Under the Consulting Agreement, Southwest will continue to provide leadership, management and consulting services at Running Aces and work to transition the provision of those services to Black Diamond and personnel selected by Black Diamond. In consideration of Southwest’s providing these services, Black Diamond has agreed to pay Southwest consulting fees of $50,000 per month for four months.

Accounting for North Metro:

As of September 30, 2008, we provided approximately 43 percent of the financial support, but retained its 50 percent decision making power in accordance with the Member Control Agreement.  We accounted for our investment in North Metro under the equity method of accounting in accordance with Accounting Principles Bulletin No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB #18”).

As of September 30, 2008, we had contributed $8,204,474 in consideration of our membership interests in North Metro and a priority preferred contribution of $1,656,051 for costs related to North Metro that exceeded the our agreed pre-license capital contribution of $1,000,000.  The $1,656,051 pre-licensing advance, together with interest, would only be paid back to us out of first available cash from operations (and then after certain distributions to the members for income tax purposes and payments due under the Credit Agreement with Black Diamond).  The pre-licensing advances to North Metro are characterized as a membership preferred contribution made by us under the North Metro Harness Initiative, LLC Member Control Agreement dated June 8, 2004.  We treat these payments as an additional investment in North Metro.  We have combined the advances (accounted for as a membership preferred contribution) and its capital contributions into an investment in an unconsolidated subsidiary on our financial statements.

The following represents summarized balance sheet information for North Metro:

	September 30, 2008	December 31, 2007
North Metro:
Total Assets	$58,830,034	$51,556,814

Total Liabilities	$45,860,983	$33,051,334

The following represents North Metro’s income statement and our calculation of the loss of unconsolidated subsidiary net of tax benefit:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Total Revenues	$5,382,559	$31,844	$6,614,032	$80,305
Total Costs and Expenses	$7,450,087	$224,035	$13,532,464	$705,713
Net loss	$(2,067,528)	$(192,191)	$(6,918,432)	$(625,408)
50% share of net loss	$(1,033,764)	(96,096)	$(3,459,216)	(312,704)
Net tax benefit		—		—
Loss of unconsolidated subsidiary net of tax benefit	$(1,033,764)	$(96,096)	$(3,459,216)	$(312,704)

We did not record a tax benefit related to North Metro’s losses during the three and nine months ended September 30, 2008 and 2007.

At September 30, 2008, North Metro’s assets consisted principally of cash, property, plant and equipment and related deposits and financing costs. Liabilities consisted primarily of payables, accrued interest and other accruals and borrowings under its financing agreement discussed below.

On April 11, 2008, Running Aces Harness Park opened for live harness racing.  On June 30, 2008 after the last live harness race of the 50 th day of live racing, as required by Minnesota law, North Metro opened the card room.

Reconciliation of our investment in North Metro as of September 30, 2008:

Balance as of December 31, 2007	$7,218,720
50% share of net loss from January 1, 2008 through September 30, 2008	(3,459,216)
Contributions by Southwest from January 1, 2008 through September 30, 2008	883,500
Balance at September 30, 2008 prior to impairment analysis and subsequent sale	4,643,004
Impairment of the Company’s investment in North Metro	(4,643,004)
Adjusted balance as of September 30, 2008	—

In accordance with APB #18 paragraph 19, regarding a loss in the value of the investment that is other than temporary, we recognized an impairment loss of our investment in North Metro of $4.6 million as a result of the on-going default by North Metro under its Credit Agreement, continuing losses and Southwest’s ultimate sale/transfer of our membership interest on October 19, 2008.

North Metro Financing

On April 20, 2007, North Metro entered into a Credit Agreement with Black Diamond Commercial Finance, L.L.C., as Agent for the lenders, under which it agreed to borrow $41.7 million to finance construction and initial operations of Running Aces Harness Park.  In connection with this Credit Agreement, Southwest entered into a Pledge Agreement and a Sponsor Support Agreement with the Agent.  Under the Pledge Agreement, Southwest pledged its membership interest in North Metro to the lenders as security for repayment of the loan.  Under the Sponsor

Support Agreement, Southwest agreed to contribute additional equity to North Metro if the proceeds of the loan are insufficient to complete construction and open (as defined in the Credit Agreement) Running Aces Harness Park.

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

North Metro has at times failed to comply with certain covenants under the Credit Agreement, including an ongoing minimum cash availability requirement and a minimum EBITDA requirement for the quarters ended June 30, 2008 and September 30, 2008.  The Agent notified North Metro that this constitutes an event of default under the loan agreement and that the lenders are reserving all rights and remedies available to them under the Credit Agreement.  Through October 19, 2008, Southwest and North Metro worked with the lenders to resolve North Metro’s failure to satisfy the covenant and resulting defaults.  On October 19, 2008, Southwest transferred its membership interest in North Metro to Black Diamond, as agent for the lenders.

Project Development costs for the three months ended September 30, 2008 and 2007 were $0 and $99,112, respectively.  Project Development costs for the nine months ended September 30, 2008 and 2007 were $0 and $351,683, respectively.  The 2007 amounts related primarily to costs associated with the management contract with the Cheyenne and Arapaho Tribes, see above discussion under “Casino Management.  We expect to incur minimal project development costs in the remainder of 2008.

Corporate expenses were $912,206 and $803,589 during the three months ended September 30, 2008 and 2007, respectively, an increase of $108,617. Corporate expenses were $2,738,372 and $2,928,408 during the nine months ended September 30, 2008 and 2007, respectively, a decrease of $190,036.

The increase of approximately $109,000 in our corporate expenses during the three months ended September 30, 2008 over the same period in the prior year is primarily due to legal expense of approximately $107,000 related to on-going litigation matters with the Cheyenne & Arapaho Tribes (see Part I Note 18 to our Financial Statements in Item 1 within this Form 10-Q).

The decrease of approximately $190,000 in corporate expenses during the nine months ended September 30, 2008 over the same period in the prior year is primarily due to decreased salary and benefit expense of approximately $481,000 offset by an increase in stock option compensation expense of approximately $181,000 and additional legal and accounting expenses of approximately $146,000.  During March 2007 the board of directors approved discretionary performance bonuses of approximately $385,000 and in March 2008 the board of directors approved the issuance of 1,867,500 stock options to officers, employees, independent directors and a consultant (see Part I Note 3 to our Financial Statements in Item 1 within this Form 10-Q).  Our stock option compensation expense increased by approximately $181,000 during the nine months ended September 30, 2008 over the same period in the prior year.  We had additional reductions of approximately $96,000 to salary expense in 2008. In addition legal accounting expenses increased by approximately $146,000 primarily related to on-going litigation matters with the Cheyenne & Arapaho Tribes (see Part I Note 18 to our Financial Statements in Item 1 within this Form 10-Q).

Interest Expense was $231,927 and $187,410 for the three months ended September 30, 2008 and 2007, respectively, an increase of $44,517.  Interest Expense was $679,269 and $640,233 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $39,036.  The increase during the three and nine months ended September 30, 2008 is primarily due to interest on our $1.55 million term loan secured in March 2008.

Write off of acquisition and financing costs of $217,329 during the nine months ended September 30, 2008 relate to the write-off of costs associated with a financing alternative to the bank loan we secured in March 2008. We were unable to agree upon the terms with the lender and we ultimately chose not to continue negotiations with the lender.  During the three and nine months ended September 30, 2007 we wrote-off

$476,723 and $603,373, respectively of acquisition and financing costs as an acquisition and financing agreement to acquire a casino terminated.

Settlement income of $227,396 relates to a payment received in August 2008 from the Otoe-Missouria Tribe of Oklahoma to reimburse expenses incurred by the Company when working with the Tribe in 2006.  This amount is included in the Consolidated Statement of Operations in Other Income (Expense) as settlement income during the three months ended September 30, 2008 as the amounts were previously expensed in fiscal year 2006.

Loss of unconsolidated subsidiary, net of tax benefit represents our share of the losses of North Metro, which were $1,033,764 and 96,096 for the three months ended September 30, 2008 and 2007, respectively and $3,459,216 and $312,704 during the nine months ended September 30, 2008 and 2007, respectively (see above discussion under North Metro).

Impairment of investment in unconsolidated subsidiary represents our impairment of our investment of North Metro of $4,643,004 recognized as of September 30, 2008 (see above discussion under North Metro).

Effective tax rate.  For the three and nine months ended September 30, 2008 and 2007, we did not record a tax benefit for the net loss as a result of our evaluation of deferred tax assets and our ability to utilize the deferred tax assets in the future.  We recorded a 100% valuation allowance against the deferred tax assets at September 30, 2008 and December 31, 2007 because of the termination of our management agreement with the Cheyenne and Arapaho Tribes, effective August 17, 2007 and net losses since the termination.  As of September 30, 2008 and December 31, 2007, our deferred tax asset is zero.

Liquidity and Capital Resources:

We continue to generate cash flow from our casino operations in Colorado and our consulting agreement with Palace Resorts.  We use the cash flows generated to pay off debt in accordance with our agreements, fund reinvestment in our Colorado properties for both refurbishment and replacement of assets, and to pursue additional growth opportunities.  On October 19, 2008 we also entered into a four month consulting agreement with Black Diamond (see above discussion under North Metro).  As the existing cash flows were inadequate to fund our cash requirements, we secured additional debt financing in March 2008 and equity financing in June 2008, described below.  We will need to raise additional debt or equity financing in 2008.

Due to the loss of revenue resulting from the termination of our management contract with the Cheyenne and Arapaho Tribes of Oklahoma (see above discussion under the operating segment “Casino Management”) we secured additional debt and equity financing to fund our current operations including project development costs.  We closed on a bank loan of $1.55 million on March 7, 2008.  The interest rate is the prime rate plus 1.5% with a minimum interest rate of 7%.  The effective interest rate on this loan, after giving effect to the warrant consideration issued in connection with it, is approximately 24.5 percent (see Part I Note 9 to our Financial Statements in Item 1 within this Form 10-Q).  We are required to make interest only payments through January 2009 after which we will repay the outstanding principal balance and accrued interest in 12 equal monthly installments.  Eight shareholders of the Company, including a member of our board of directors, cosigned one of eight promissory notes for between $100,000 and $300,000 that comprise the $1.55 million loan.  Our three principal executive officers guaranteed portions of this loan as well as our $450,000 operating line of credit.  As consideration for the co-signatures and personal guarantees we issued warrants to purchase 2,300,000 shares of our common stock (one warrant share for each dollar guaranteed or cosigned) at an exercise price of $0.39 per share to each co-signer and guarantor.  The warrants have a five-year term.

During January and February 2008, we pursued a financing alternative to the bank loan discussed above. We were unable to agree upon the terms with the lender and we ultimately chose not to continue negotiations with the lender. We incurred costs in connection with this financing of approximately $217,000 that were expensed during the nine months ended September 30, 2008.

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

We continue to review additional opportunities to acquire or invest in companies, properties and other investments that meet our strategic and return on investment criteria.  If we complete a material acquisition or investment, our operating results and financial condition could change significantly in future periods.  In addition, any new opportunity we undertake would require additional equity or debt financing.

Net cash used in operating activities during the nine months ended September 30, 2008 was $520,840 compared to net cash provided by operating activities of $1,617,329 during the nine months ended September 30, 2007.  The negative change in cash from operations was $2,138,169 and is primarily due to our loss from operations of $2,012,310 during the nine months ended September 30, 2008 compared to income from operations of $373,948 during the nine months ended September 30, 2007, an increase of $2,486,258.

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was $1,283,817 and $2,783,712, respectively, a decrease of $1,499,895.  The decrease in use of cash between the periods was due primarily to a decrease in our contributions to North Metro of $1,671,695.  North Metro closed its construction financing in April 2007, resulting in less required funding from the members of North Metro.  We contributed $883,500 and $2,555,195 during the nine months ended September 30, 2008 and 2007, respectively.  The amount contributed during the nine months ended September 30, 2008 relate to non-construction activities requiring funding by the members of North Metro.

Net cash provided by financing activities for the nine months ended September 30, 2008 and 2007 was $1,730,091 and $1,181,637, respectively.  During the nine months ended September 30, 2008 and 2007 we had the following financing activities:

•                  In June 2008 we completed an equity financing resulting in proceeds of approximately $1,540,000 and in January and February 2007 we completed an equity financing resulting in proceeds of approximately $3,980,000.

•                  We completed a debt financing and secured proceeds of $1,534,500 during the nine months ended September 30, 2008.

•                  We received proceeds of $94,728 upon the exercise of warrants during the nine months ended September 30, 2008.

•                  We made payments of approximately $758,000 on long-term borrowings compared to approximately $1,471,000 during the nine months ended September 30, 2008 and 2007, respectively.  The decrease was due to full repayment of a $2.5 million term loan with Crown Bank on April 30, 2007.  No principal payments were due on the $1.55 million term loan secured in March 2008.

•                  During the nine months ended September 30, 2007 we paid costs of approximately $322,000 related to the redemption of 357,000 shares of common stock in accordance with Article XI of our Articles of Incorporation effective January 22, 2007.  The shares were redeemed at a price of $0.90 per share based upon the closing stock price of our common stock as reported on January 22, 2007.  We recorded the redemption as a reduction to stockholder’s equity for the buy back of shares.  The shares of common stock are included in Treasury Stock in the Consolidated Statements of Changes in Stockholders’ Equity as of September 30, 2008.

•                  We made payments of approximately $217,000 and $559,000 related to financing and acquisition costs during the nine months ended September 30, 2008 and 2007, respectively.  The financing costs incurred in 2008 are discussed above and the financing and acquisition costs incurred in 2007 related to an acquisition that ultimately did not close.

•                  We made payments of $450,000 and $446,292 during the nine months ended September 30, 2008 and 2007 related to our line of credit.

Line of Credit.  On April 16, 2007, the Company entered into the Third Amendment to the Revolving Credit and Term Loan Agreement with Crown Bank.  The agreement has been amended to extend the maturity date of the $450,000 revolving line of credit to April 30, 2008 and was extended in April 2008 to June 30, 2008.  Under the amendment, three principal officers of the Company each agreed to increase their personal guarantees of the line of credit from $100,000 to $150,000 plus expenses.  In connection with a new loan with Crown Bank entered into in March 2008 (see Term Note below) each of the three principal officers agreed to increase their previously existing $150,000 personal guarantees to $250,000.  As of September 30, 2008, no amounts were outstanding under the Revolving Credit facility as the line of credit terminated on June 30, 2008.

Term Note.  In March 2008, we entered into a $1.55 million term loan that is described above under “Liquidity and Capital Resources”.

Equipment Loan.  On December 23, 2005, we negotiated a loan of $460,324 to pay off outstanding payables in connection with the installation of a player tracking system at our casinos in Cripple Creek, Colorado. The loan is for a term of 48 months with interest equal to the prime rate, which is 5.00% as of September 30, 2008.  The outstanding balance as of September 30, 2008 was approximately $153,000.

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

Competitive Pressures:

Many casino operators are either entering or expanding in our markets, including a major new casino which opened in May 2008 in the Cripple Creek, Colorado market, thereby increasing competition. As companies have completed new or expanded projects, supply has sometimes grown at a faster pace than demand, and competition has increased significantly. Furthermore, several operators, including Southwest, have plans for additional developments or expansions in our markets.

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

The Governor of Colorado signed a bill that removed the exemption for casinos from the state’s 2006 smoking ban, effective January 1, 2008.  We believe the smoking ban is having a significant a negative effect on the market, although the initial impact on our casinos appeared limited.  In June 2008, three large casinos in Cripple Creek challenged the smoking ban and allowed smoking in portions of their casinos throughout the third quarter of 2009.  We believe this action has drove customers who smoke to the other casinos that allow smoking and had an adverse effect on our business, although the extent and duration of that impact is unclear.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This Statement did not effect our consolidated financial statements as of September 30, 2008.  On February 12, 2008 a FASB Staff Bulletin “FSP FAS 157 -2” was issued which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and applies to nonfinancial assets and nonfinancial liabilities.  On October 10, 2008, A FASB Staff Bulletin, “FSP 157-3” was issued that clarifies the application of FAS 157 in a market that is not active.  We are evaluating the potential impact of FSP FAS 157 — 2 and 157-3.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  This Statement did not effect our consolidated financial statements as of September 30, 2008.

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

•                  we have an immediate need for debt or equity financing;

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

Our management, including our Chief Executive Officer, who serves as our principal executive officer, and our President and Chief Operating Officer, who serves as our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 and concluded that those controls and procedures were effective as of that date.

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

Our management, including our Chief Executive Officer, who serves as our principal executive officer, and our President and Chief Operating Officer, who serves as our principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Alleged Breach of Gaming Management Agreement

Until August 17, 2007, Southwest Casino and Hotel Corp. managed the Lucky Star — Concho and Lucky Star —Clinton casinos in Concho and Clinton, Oklahoma, under the terms of a management agreement with the Cheyenne and Arapaho Tribes of Oklahoma. From May 19, 2007 to August 17, 2007, we managed the Lucky Star — Concho and Lucky Star — Clinton casinos under Amendment No. 11 to the Third Amended and Restated Gaming Management agreement between Southwest and the Cheyenne and Arapaho Tribes of Oklahoma, which extended that agreement for up to two years. On August 17, 2007, the Supreme Court of the Cheyenne and Arapaho Tribes declared Amendment No. 11 invalid. Also on August 17, 2007, the National Indian Gaming Commission (“NIGC”) reversed its prior approval of Amendment No. 11. On August 24, 2007, the NIGC rejected our challenge to its decision to reverse that approval. We have not received management fees from the Cheyenne and Arapaho Tribes since August 17, 2007

On July 24, 2007, the Governor of the Cheyenne and Arapaho Tribes of Oklahoma delivered notice to Southwest that on July 13, 2007 he had initiated an arbitration proceeding against us for alleged breach of the Third Amended and Restated Gaming Management Agreement under which we then managed two casinos for the Tribes.  On November 2, 2007, we filed a counterclaim in this proceeding alleging a breach of the Gaming Management Agreement by the tribal Governor. The three-member arbitration panel for this proceeding was appointed in February 2008.  After a scheduling conference with the arbitration panel on March 11, 2008, we submitted our formal Cross-Complaint to the arbitration panel on April 22, 2008 and the Tribes submitted its formal complaint on April 23, 2008.  We are now proceeding with discovery in this matter.

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

On August 18, 2008, an accounting firm hired by the Tribes to act as a witness on behalf of the Tribes in this arbitration proceeding issued a report in which they concluded that the claims made by the Tribes in their arbitration complaint are supported by evidence in the records of the Tribes and the Lucky Star casinos.

In our Cross-Complaint, we allege that the Governor of the Tribes breached the Management Agreement by refusing to negotiate in good faith for an extension and expansion of the gaming management relationship between Southwest and the Tribes.  We assert that the Management Agreement required the Tribes to negotiate this extension and expansion after we led the Tribes’ successful efforts to negotiate and enter into a compact for expanded gaming with the State of Oklahoma in April 2005. We are seeking $30 million in damages from the Tribes for their breach of the Management Agreement. On November 14, 2008 we submitted to the arbitration panel a Motion for Summary Judgment in our favor on our counterclaim and a Motion to Dismiss the Governor’s claims against us.

We do not expect any material adverse consequence from this action. Accordingly, no provision has been made in the financial statements for any such losses. However, we expect to incur significant legal expenses to defend the Governor’s claims against us and pursue our counterclaims. A portion of the proceeds of this Offering will be used to pay some or all of these expenses.

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

On January 14, 2008, Mr. Flyingman, as Governor of the Tribes and not in his individual capacity, filed a declaratory judgment action in the Cheyenne and Arapaho Trial Court asserting that the Tribes, not Southwest, owned the surveillance footage and the copyright in it, an assertion that we do not contest. On February 13, 2008, the Federal District Court issued a stay of the proceedings before it pending resolution of the

Tribal court proceeding. After briefing, oral argument in this matter was held on April 4, 2008 and, on April 10, 2008, the Trial Court judge ruled in favor of the Tribes. We did not appeal this decision.

On August 28, 2008, the defendants filed a motion seeking summary judgment on two of the six counts in our Federal District Court complaint that relate to ownership of the surveillance tape and to stay all other claims pending resolution in tribal court. On September 15, 2008, we filed a motion to dismiss claims in the Federal District Court case that relate to the ownership of the surveillance tape including the claims for conversion, copyright infringement, and conspiracy, and asserting that the dismissal of these claims makes the defendant’s motion for summary judgment moot. We did not move to dismiss the defamation claim and sought to continue to pursue that action in Federal Court. On October 27, 2008, the Federal District Court denied our motion to dismiss and requested that we respond substantively to the defendant’s motion for summary judgment, which we did on November 6, 2008.

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

Item 1A.  Risk Factors

RISK FACTORS

In addition to the influences identified elsewhere in this report and our Annual Report on form 10-KSB filed March 31, 2008, as well as our other public filings, there are many important factors that could cause our actual results to differ materially from those anticipated by us or that are reflected in our forward-looking statements  These factors, which may impact the success of our operations and our ability to achieve our goals, include the risks identified below. The following risks and uncertainties are not the only ones facing Southwest. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business and Financial Condition

1.             Risks related to our financial condition:

We have an immediate and continuing need for additional capital. We have an immediate need for substantial additional funding to provide working capital to meet current and future obligations and to continue our operations. We will also need additional funding for any additional gaming projects we may choose to pursue.  Moreover, our operating plans and financing needs are subject to change depending on, among other things, market conditions and opportunities; land, equipment or other asset-based financing that may be available in connection with our development of gaming facilities; cash flow from operations, if any; and the number of new gaming projects that we pursue. We do not have any commitments relating to additional financing and we cannot assure you that additional financing will be available when needed. Even if financing is available, we cannot assure you that it will be on terms favorable to us and our security holders in terms of cost or dilution. In addition to dilution caused by the sale of additional equity, any sale of our equity is likely to require us to issue a significant number of shares and warrants to purchase shares to participants in our June 2008 Private placement under the anti-dilution provisions of our agreements with them, causing further dilution. The failure to raise sufficient capital in the near future would have a material adverse effect on our financial condition and our ability to remain in business.

Our operating expenses exceed our current income. We incurred substantial losses in the first nine months of 2008 and are likely to continue to incur substantial losses in subsequent reporting periods. Additionally, during the third quarter of 2008 we transferred our membership interest in North Metro Harness Initiative, LLC to Black Diamond Commercial Finance, L.L.C. and eliminated the entire value of our investment in North Metro from our financial statements. The Gold Rush Hotel & Casino and Gold Digger’s casino in Cripple Creek, Colorado contribute to our operating cash flow at the corporate level and we receive consulting fees earned under our agreement to help develop and then manage a new casino in the Dominican Republic and, for four months, under a consulting agreement related to North Metro Harness Initiative, LLC. We cannot assure you that Gold Rush and Gold Digger’s will continue to provide operating cash flow at the corporate level or that the cash flow they generate will be of the same magnitude that the corporate level currently receives. The cash flow generated from these sources is not currently sufficient to meet our cash flow requirements. Thus, we must continue to receive revenue from our current sources and develop new sources of revenue as well as raise additional funding in the near future until such time as revenue from operations is sufficient to meet our cash flow requirements. Failure to do so will have a material adverse affect on our financial condition and our ability to remain in business.

We do not know what impact the current unprecedented volatility in worldwide credit and equity markets will have on our ability to raise needed capital. During September and October 2008 we have seen unprecedented turmoil in equity and credit markets, including record setting losses in the stock markets, dramatic decreases of liquidity in the credit markets, bank failures, hedge fund closures and massive market intervention by the United States and foreign governments. Because of the unprecedented nature of these market events, and because the markets remain highly-volatile today, we cannot predict what effect these events will have on our ability to raise capital required to continue our operations. If we are unable to raise sufficient capital in the near future, it will have a material adverse effect on our financial condition and our ability to remain in business.

We have outstanding bank debt under a series of demand promissory notes that the bank has the right to call at any time. Southwest has outstanding debt totaling $1.55 million under a series of eight promissory notes with Crown Bank that have each been co-signed by a shareholder of Southwest Casino Corporation. Under the terms of these notes, we are scheduled to pay accrued interest only through January 11, 2009. Beginning February 11, 2009, we must then repay the entire balance of principal and accrued interest over 12 monthly payments. However, because these are “demand” promissory notes, the bank has the right to demand repayment in full at any time. If the bank were to demand immediate repayment of these notes, we would not have sufficient funds to do so and this would have a material adverse effect on our financial condition and our ability to remain in business. Furthermore, without additional working capital financing, our current operating cash flow will not be sufficient to repay this obligation in accordance with its terms.

We have an accumulated deficit and uncertainty with respect to achieving future profitability. We have incurred substantial operating losses since inception and had an accumulated deficit of approximately $22.0 million as of September 30, 2008. These losses are primarily the result of expenses related to our ongoing pursuit of new gaming opportunities, including the development of and operating losses at Running Aces Harness Park owned by North Metro Harness Initiative, LLC, the write-off our investment in North Metro, and operating losses from prior periods. We cannot provide you any assurance that we will be able to achieve profitability on a quarterly or annual basis in future periods. Our future operating results will depend upon a number of factors, including (a) the continuation and future profitability of our Colorado casinos; (b) our ability to maintain our consulting and management relationship with Palace Resorts and to successfully operate their casino in the Dominican Republic, (c) our ability to establish new gaming opportunities; (d) our ability to maintain our current gaming licenses and to obtain additional gaming licenses for new or expanded gaming facilities; (e) our desire and ability to re-acquire our former ownership interest in North Metro Harness Initiative, LLC; and (f) our ability to successfully identify, secure licensing and maintain all necessary approvals and funding related to any additional future gaming opportunities.

We no longer receive revenue from our prior Oklahoma management agreement. Our Gaming Management Agreement with the Cheyenne and Arapaho Tribes of Oklahoma terminated on August 17, 2007. We have not received any revenue from management of the Lucky Star – Concho and Lucky Star – Clinton casinos since that date. Before August 17, 2007, revenue from this management agreement was the primary source of our corporate operating revenue. To date, we have not succeeded in replacing the revenue generated from this management agreement. Continued failure to replace that revenue would have a material adverse effect our financial condition and our ability to remain in business.

The Cheyenne and Arapaho Tribes of Oklahoma have initiated an arbitration proceeding against us in which the seek $10 million in damages. In July 2007, the Governor of the Cheyenne and Arapaho Tribes of Oklahoma initiated arbitration proceedings against Southwest Casino and Hotel Corp. seeking to terminate our then in force management agreement with the Tribes and $10 million in damages. The Governor continues to pursue the damage claim against us and we are now in the discovery phase of this proceeding. The hearing in this matter is scheduled for June 2009. We expect to incur significant legal expenses to defend the claims against us and pursue our counterclaims. If the Governor was to prevail in this proceeding and Southwest ordered to pay significant damages to the Tribes, it would have a material adverse affect on our finances and, if too large, could adversely impact our ability to remain in business.

2.                                      Risks related to the North Metro Harness Initiative racetrack and card room:

We could be liable for up to $1 million, plus certain costs, if we fail to perform under the agreements related to the transfer of our membership interest in North Metro. On July 1, 2008, we entered into a limited guaranty of up to $1 million (plus certain costs) of the North Metro Harness Initiative, LLC construction loan. On October 19, 2008, we transferred our membership interest in North Metro to Black Diamond Commercial Finance, L.L.C. as agent for the construction lenders. In connection with that transfer we entered into a Limited Covenant Not to Sue and Termination of Limited Guaranty under which Black Diamond, as Agent, agreed not to seek enforcement of the $1 million guaranty as long as we complied with the terms of the agreements transferring the membership interest and our four-month consulting agreement with Black Diamond. If we default in performance under those agreements (for example, if Black Diamond is unable to secure full member rights in connection with the membership interest acquired from us or if we fail to provide the contracted for consulting services), Southwest may be required to repay up to $1 million (plus certain costs) to the lenders, which would have a material adverse affect on our financial results and our ability to remain in business.

We may not be able to raise sufficient capital to exercise our right to repurchase our former membership interest in North Metro Harness Initiative, LLC. We do not currently possess financial resources with which we can exercise our right to repurchase our 50 percent membership interest in North Metro Harness Initiative, LLC during July 2009. If we determine that repurchasing that ownership interest in North Metro is in the best interest of Southwest, we cannot assure you that will be able raise capital or otherwise acquire financial resources with which to repurchase that ownership interest or that, if we are able to raise capital or otherwise acquire financial resources with which to re-acquire that right that we will be able to do on terms that you believe are in the best interest of Southwest and its shareholders. In addition, any effort to re-acquire our former ownership interest in North Metro through a sale of common stock or securities convertible into common stock is likely to be highly dilutive to our shareholders. For that reason, we cannot provide you any assurance that we will re-acquire an ownership position in North Metro.

If we are able to re-acquire our 50 percent ownership interest in North Metro, we will not control who owns the remaining 50 percent of the company. We hold a right to re-acquire, in July 2009, the 50 percent membership interest in North Metro Harness Initiative, LLC that we transferred to Black Diamond Commercial Finance, L.L.C. on October 19, 2008. Under the terms of the North Metro Harness Initiative, LLC Member Control Agreement, if we continued to own our prior membership interest in North Metro, we would have had a right of first refusal on any proposed transfer of membership interest in North Metro and any transfer of membership interest to a third party would have required our approval before that entity could acquire full rights as a member of North Metro. Because we no longer hold a membership interest in North Metro, we no longer have a right of first refusal or the ability to deny membership rights to any entity that acquires an ownership interest in North Metro. For that reason, if we re-acquire our former ownership interest in North Metro in July 2009, we may have to accept new entities with whom we are unfamiliar as our co-owners of North Metro. In addition, the then owners of the other membership interests in North Metro may have to consent to our repurchase of our former membership interest. If a change in the ownership of North Metro occurs and we exercise our right to re-acquire our former 50 percent membership interest, we will need to develop working relationships with these entities and, to an extent that we cannot know at this time, may depend on these entities for operational and financial support of North Metro. If we reacquire our ownership interest in North Metro and are unable to develop working relationships, or if the other 50 percent owner or owners of North Metro fail to provide the support that we believe is needed, North Metro may be adversely affected and that could have a material adverse effect on Southwest and its business.

3.             Risks related to our international consulting and management services:

Our consulting and management contract for a casino in the Dominican Republic involves risks. We currently provide consulting services and will provide management services for a new casino being developed in the Dominican Republic. Our ability to provide those services and generate revenue from those services is subject to significant risks related to (a) the ability of Palace Resorts to complete the development of the resort and the casino and otherwise perform its obligations under our consulting and management agreement, (b) the gaming regulatory framework of the Dominican Republic, (c) our ability to adapt to a different regulatory and gaming environment in the Dominican Republic while remaining in compliance with the requirements of the gaming regulatory authorities in the jurisdictions in which we currently operate, as well as other applicable federal, state, or local laws in the United States and the Dominican Republic, (d) our ability to operate in a jurisdiction where English is not the primary language of our employees and regulators, (e) potential political or economic instability in the Dominican Republic, and (f) the extreme weather conditions in the region.

The decisions of sovereign governments could have a material adverse effect on our international consulting and management services business. Sovereign governments, including the Dominican Republic, may establish laws or regulations that negatively effect to our ability to provide such services or that will affect our ability, as a foreign corporation, to operate in their country. Governments have also, from time to time, established foreign exchange controls that could have a material adverse effect on our business, financial condition, and results of operations. Because we will receive management fees based on a percentage of the revenue of a casino, any action by a foreign government harmful to the business of a casino we serve, even if it does not directly impact our ability to provide consulting and management services, may reduce the revenue generated through the consulting or management services we provide.

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

We face risks in connection with obtaining, maintaining and renewing gaming licenses required for the conduct of our business.  The development and management of gaming facilities are subject to extensive licensing requirements and we cannot assure you that we will be able to obtain or maintain all necessary licenses, approvals and other clearances from regulatory authorities having jurisdiction over our gaming facilities.  Although we, and our affiliates, have obtained the governmental licenses, permits and approvals we believe are necessary for the continued operation of our Colorado casinos these licenses must be renewed on an annual or bi-annual basis. We cannot assure you that we will be able to maintain or renew the necessary licenses, approvals and other clearances required for our operations.

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

We face risks related to the nature of the gaming industry, including adverse economic and political conditions and changes in the legislative and land use regulatory climate.  Adverse changes in general and local economic conditions have adversely impacted investments in the gaming industry during 2008, including our operations.  Gaming revenue is down in almost all markets nationwide, including Colorado. In addition, the availability of capital to acquire or expand gaming facilities is currently limited, thus increasing acquisition costs and limiting enterprise values in the industry. Examples of economic conditions that impact our operations and are subject to change include, among others, (a) competition in the form of other gaming facilities and entertainment opportunities; (b) changes in regional and local population and disposable income; (c) unanticipated increases in operating costs; (d) restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations; (e) risks inherent in owning, financing and developing real estate as part of our casino operations; (f) the inability to secure property and liability insurance to fully protect against all losses, or to obtain such insurance at reasonable costs; (g) seasonality; (h) changes or cancellations in local tourist, recreational or cultural events; and (i) changes in travel patterns or preferences (which may be affected by increases in gasoline prices, changes in airline schedules and fares, strikes, weather patterns or relocation or construction of highways, among other factors).

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

The success of our current operations and our future growth potential are dependent upon our relationship with and the performance of certain third parties.  The successful operation of our various proposed gaming facilities will be dependent to a significant extent on the efforts of third parties.  For example, (a) with respect to our consulting and management agreement for a casino in the Dominican Republic, we depend on the ability of Palace Resorts to finance and develop the casino and to finance, develop and operate the larger resort of which the casino is a part, (c) with respect to any other project pursued by us, we may need to form partnerships or will need to secure third party funding in order to meet the financial requirements that will transcend our own financial resources; and (d) with respect to any facility located on Native American land, we will not own the facility and will depend on the performance by a tribe of its obligations under the applicable management agreement. The failure of any third party to perform its contractual obligations to us could have a material adverse effect on our business and operations.  In addition, depending upon the structure of any particular joint venture, we may be held responsible for the acts or omissions of our co-venturers.

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

We have the ability to issue shares of preferred stock that may reduce the value of our common shares and your rights as a common shareholder. Our shareholders have authorized the issuance of up to 30 million shares of preferred stock with rights and preferences to be determined by our Board of Directors. We have an immediate need for capital and may designate and may issue shares of preferred stock in order to raise needed funds. The effects of any issuance of preferred stock might include, among other effects:

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

We do not intend to pay any cash dividends on our common stock in the foreseeable future.   We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in must come from increases in the fair market value and trading price of our common stock. In addition, we have entered into debt financing agreements that prohibit us from paying cash dividends at this time and may enter into similar agreements in the future.

Item 6.  Exhibits

Exhibit No.	Description	Method of Filing
10.1	Limited Liability Company Interest Purchase Agreement dated October 19, 2008 by and among Southwest Casino and Hotel Corp. and Black Diamond Commercial Finance, L.L.C., as Agent	Filed as Exhibit 10.1 to Current Report on Form 8-K filed October 23, 2008
10.2

Limited Covenant Not to Sue and Release of Limited Guaranty dated October 19, 2008 among Southwest Casino Corporation, Southwest Casino and Hotel Corp. and Black Diamond Commercial Finance, L.L.C., as Agent

Filed as Exhibit 10.2 to Current Report on Form 8-K filed October 23, 2008
10.3	Settlement Agreement dated October 19, 2008 among Southwest Casino Corporation, Southwest Casino and Hotel Corp. and Black Diamond Commercial Finance, L.L.C., as Agent	Filed as Exhibit 10.3 to Current Report on Form 8-K filed October 23, 2008
10.4	Consulting Agreement dated October 19, 2008 among Southwest Casino and Hotel Corp. and Black Diamond Commercial Finance, L.L.C., as Agent	Filed as Exhibit 10.4 to Current Report on Form 8-K filed October 23, 2008
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14.	Filed herewith
31.2	Certification of Principal Financial and Accounting Officer Pursuant to SEC Rule 13a-14	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2008		SOUTHWEST CASINO CORPORATION

	By:	/s/ James B. Druck
James B. Druck
Chief Executive Officer
(principal executive officer)

	By:	/s/ Thomas E. Fox
Thomas E. Fox
President and Chief Operating Officer
(principal financial and accounting officer)